Form 10QSB
period 1995-09-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1995-11-13
CIK 812152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                           Commission File No. 0-16335


                        OZO DIVERSIFIED AUTOMATION, INC.
                        7450 East Jewell Avenue, Suite A
                             Denver, Colorado  80231

                           Telephone:   (303) 368-0401


        Colorado                                 84-0922701
------------------------           ---------------------------------------
(State of Incorporation)              (IRS Employer Identification No.)



Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___      No ______

As of September 30, 1995 Registrant had 452,664 shares of its $.10 par value common stock outstanding.

                         PART I - FINANCIAL INFORMATION

                        OZO Diversified Automation, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                 September 30,     December 31,
                                                     1995              1994
                                                 ------------      ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                             $ 37,546          $ 47,111
  Accounts and notes receivable, net
   of allowance for doubtful accounts
   of $5000 (1994 & 1995)                           293,495           197,909
  Inventories (Note 3)                              432,799           254,091
  Prepaid expenses                                    7,000            17,385
  Other                                               2,697                 0
                                                   --------          --------
    Total Current Assets                            773,537           516,496
                                                   --------          --------

PROPERTY AND EQUIPMENT
  Manufacturing                                     160,185           159,543
  Furniture and fixtures                            112,509           112,509
  Capitalized Lease                                  41,554            41,554
  Vehicle                                            10,820            10,820
                                                   --------          --------
                                                    325,068           324,426

    Less accumulated depreciation                   310,816           299,443
                                                   --------          --------
      Total Property and Equipment                   14,252            24,983
                                                   --------          --------


OTHER ASSETS
  Notes Receivables, net of current portion                             2,215
  Deferred Financing Costs                           26,637            32,507
                                                   --------          --------
    Total Assets                                   $814,426          $576,201
                                                   --------          --------
                                                   --------          --------

                        See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30,      December 31,
                                                        1995               1994
                                                    ------------       ------------
                                                     (UNAUDITED)
CURRENT LIABILITIES
  Current portion of notes payable                  $    21,357        $    17,568
  Accounts payable and accrued expenses                 462,632            150,613
  Line of credit                                         29,460                  0
                                                    -----------        -----------
    Total Current Liabilities                           513,449            168,181
                                                    -----------        -----------

OTHER LIABILITIES
  Notes Payable, net of current portion                 240,000            255,936
                                                    -----------        -----------
    Total Liabilities                                   753,449            424,117
                                                    -----------        -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.10 par value authorized
   1,000,000 shares issued - none

  Common stock, $.10 par value authorized,
   5,000,000 shares issued and outstanding -
     452,664 shares (1995)
     452,664 shares (1994)                               45,261             45,261
  Capital in excess of par value                      1,169,809          1,169,809
  Accumulated deficit                                (1,154,093)        (1,062,986)
                                                    -----------        -----------
    Total Shareholders' Equity                           60,977            152,084
                                                    -----------        -----------
    Total Liabilities & Stockholders' Equity        $   814,426        $   576,201
                                                    -----------        -----------
                                                    -----------        -----------

                        See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months Ended
                                                        September 30,
                                                   ------------------------
                                                      1995          1994
                                                   ----------     ---------
Net Sales                                          $1,355,392     $ 919,083
Cost of Sales                                         699,164       501,355
                                                   ----------     ---------
Gross Profit                                          656,228       417,728

Operating Expenses:
  Marketing & Sales                                   256,742       184,720
  Research & Development                              122,982       155,795
  General and Administrative                          367,611       312,505
                                                   ----------     ---------
                                                      747,335       653,020
                                                   ----------     ---------

Income (loss) before taxes                            (91,107)     (235,292)

NET INCOME (LOSS)                                  $  (91,107)    $(235,292)
                                                   ----------     ---------
                                                   ----------     ---------

EARNINGS (LOSS) PER COMMON SHARE                   $    (0.20)    $   (0.60)
                                                   ----------     ---------
                                                   ----------     ---------

                        See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                     -------------------------
                                                                        1995            1994
                                                                     ---------       ---------
Cash flows from operating activities:
  Net Income (loss)                                                  $ (91,107)      $(235,292)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                        11,373          18,105
    Amortization of deferred financing costs                             5,870           7,370
    Decrease (increase) in assets:
      Accounts receivable                                              (93,371)         65,407
      Inventories                                                     (178,708)       (129,446)
      Prepaid expenses                                                  10,385           7,971
      Other                                                             (2,697)         (2,697)
    Increase (decrease) in accounts payable and accrued expenses       341,480           9,831
                                                                     ---------       ---------
    Total adjustments                                                   94,332         (23,459)
                                                                     ---------       ---------

Net cash used in operating activities                                    3,225        (258,751)
                                                                     ---------       ---------

Cash flows from investing activities:
  Capital Expenditures                                                    (642)        (16,861)
                                                                     ---------       ---------
  Net cash provided (used) in investing activities                        (642)        (16,861)
                                                                     ---------       ---------

Cash flows from financing activities:
  Increase (decrease) in notes payable                                 (12,148)        (17,381)
  Proceeds from issuance of common stock                                    (0)         37,500
                                                                     ---------       ---------
    Net cash provided (used) by financing activities                   (12,148)         20,119
                                                                     ---------       ---------

Net increase (decrease) in cash                                         (9,565)       (255,493)

Cash at beginning of period                                             47,111         277,261
                                                                     ---------       ---------

Cash at end of period                                                $  37,546       $  21,768
                                                                     ---------       ---------
                                                                     ---------       ---------


                        See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                          1995          1994
                                                        --------     ---------
Net Sales                                               $576,672     $ 136,146
Cost of Sales                                            280,767        69,986
                                                        --------     ---------
Gross Profit                                             295,905        66,160

Operating Expenses:
  Marketing & Sales                                      127,809        54,434
  Research & Development                                  38,659        36,820
  General and Administrative                             132,753       119,897
                                                        --------     ---------
                                                         299,221       211,151
                                                        --------     ---------

Income (loss) before taxes                                (3,316)     (144,991)
                                                        --------     ---------

NET INCOME (LOSS)                                       $ (3,316)    $(144,991)
                                                        --------     ---------
                                                        --------     ---------

EARNINGS (LOSS) PER COMMON SHARE                        $  (0.01)    $   (0.37)
                                                        --------     ---------
                                                        --------     ---------

                        See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


In the opinion of management of OZO Diversified Automation, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of operations and changes in financial position for the nine months ended September 30, 1995.

The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

NOTE 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

NOTE 2 -  Income Taxes:

          At December 31, 1994, the Company had net operating loss carryforwards totaling approximately $913,000 that may be offset against future taxable income through 2009 and research and development credits of approximately $33,000 expiring through 2009.

          The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined. These carryforwards are subject to review by the Internal Revenue Service.

          Temporary differences between the time of reporting certain items for financial and tax reporting purposes, primarily from using different methods of reporting depreciation costs and warranty and vacation accruals, are not considered significant by management of the Company.

NOTE 3 -  Inventories:

                                              September 30,   December 31,
                                                  1995           1994
                                              -------------   ------------
                       Raw Materials          $     332,603   $    180,720
                       Work in process               32,006         20,256
                       Finished Goods                68,190         53,115
                                              -------------   ------------
                                              $     432,799   $    254,091
                                              -------------   ------------
                                              -------------   ------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


For the first nine months ended September 30, 1995, the Company had revenues of $1,355,392, a 47% increase from revenues of $919,083 for the comparable period in 1994. During the quarter ended September 30, 1995, the Company had revenues of $576,672, a 324% increase over revenues of $136,146 for the comparable period in 1994.

The loss for the nine months ended September 30, 1995 was $91,107, compared with a loss of $235,292 for the comparable period in 1994. The loss for the quarter was $3,316 compared to a loss of $144,991 in 1994. Working capital, although limited, is expected to be adequate to fund operations and order backlogs. Third quarter 1995 revenues were offset by higher development costs of the new depaneling products, precipitating higher warranty expense. Rising prices of vendor parts, higher inventories, rising prices of air travel for scheduled equipment installation and sales activities, and added staff for quality control and customer service also contributed to increases in costs.

Management has continued focused marketing efforts in the depaneling application, with participation in the Surface Mount International trade show in August 1995 and completion of a depaneling product video in July 1995. As of November 7, 1995, the Company had a backlog of current open orders of approximately $625,000. The Company's new depaneling products account for 78% of the current backlog.

                           PART II - OTHER INFORMATION
                           ---------------------------

                        OZO Diversified Automation, Inc.


Items 1-5      Not Applicable.

Item  6        Exhibits and Reports on Form 8-K
               --------------------------------

               a)   Exhibits - none.

               b) No Reports on Form 8-K were filed during the quarter ending September 30, 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



OZO DIVERSIFIED AUTOMATION, INC.



By:  Marjorie Zimdars-Orthman
   --------------------------------
   Marjorie Zimdars-Orthman
   Principal Executive Officer
   Principal Financial Officer


Dated: November 9, 1995