Form 10QSB
period 1996-03-31
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1996-05-15
CIK 812152

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

          Commission File No. 0-16335




                OZO DIVERSIFIED AUTOMATION, INC.
                7450 East Jewell Avenue, Suite A
                     Denver, Colorado  80231

                   Telephone:   (303) 368-0401



        Colorado                           84-0922701
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

Yes    X      No

As of March 31, 1996, Registrant had 452,664 shares of its $.10 par value common stock outstanding.

                       PART I - FINANCIAL INFORMATION

                      OZO Diversified Automation, Inc.
                              BALANCE SHEETS
                                  ASSETS

                                                March 31,     December 31,
                                                  1996             1995
                                               (Unaudited)

CURRENT ASSETS
  Cash                                        $     19,636    $      3,162
  Accounts and notes receivable, net
    of allowance for doubtful accounts
    of $11,022 (1995)                              326,895         180,960
  Inventories (Note 3)                             419,551         506,396
  Prepaid expenses                                       0          15,144
  Other                                              2,082               0
                                              ------------    ------------

      Total Current Assets                         768,164         705,662
                                              ------------    ------------
PROPERTY AND EQUIPMENT
  Manufacturing                                    160,186         160,186
  Furniture and fixtures                           154,062         154,062
  Capitalized Lease                                 14,620          14,620
  Vehicle                                           10,820          10,820
                                              ------------    ------------
                                                   339,688         339,688


    Less accumulated depreciation                  319,297         315,909
                                              ------------    ------------
      Total Property and Equipment                  20,391          23,779


OTHER ASSETS
  Deferred financing costs                          22,424          24,380
                                              ------------    ------------



      Total Assets                            $    810,979    $    753,821
                                              ------------    ------------
                                              ------------    ------------

                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.
                        BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                March 31,     December 31,
                                                  1996            1995
                                               (UNAUDITED)
CURRENT LIABILITIES
  Current portion of notes payable            $     19,730     $    22,899

  Accounts payable and accrued
    expenses                                       507,617         522,780
  Note Payable - Bank                               80,000          27,500
                                              ------------     -----------

      Total Current Liabilities                    607,347         573,179
                                              ------------     -----------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                               246,034         248,406

      Total Liabilities                            853,381         821,585
                                              ------------     -----------


SHAREHOLDERS' DEFICIENCY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding -
       452,664 shares (1996)
       452,664 shares (1995)                        45,261          45,261
  Capital in excess of par value                 1,169,809       1,169,809
  Accumulated deficit                           (1,257,472)     (1,282,834)
                                               -----------     -----------

      Total Shareholders' Deficiency               (42,402)        (67,764)
                                               -----------     -----------

      Total Liabilities &
        Stockholders' Deficiency               $   810,979     $   753,821
                                               -----------     -----------
                                               -----------     -----------


                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.


                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                   Three Months Ended
                                                         March 31,
                                                  1996            1995
Net Sales                                     $   712,550     $   293,702
Cost of Sales                                     380,413         167,933
                                              -----------     -----------
Gross Profit                                      332,137         125,769

Operating Expenses:
  Marketing & Sales                               129,867          61,725
  Research & Development                           40,371          40,533
  General and Administrative                      136,537          94,906
                                              -----------     -----------
                                                  306,775         197,164
                                              -----------     -----------
Income (loss) before taxes                         25,362         (71,395)
                                              -----------     -----------

Provision for Income Taxes                          5,072               0

Income Taxes (benefit)                             (5,072)              0

NET INCOME (LOSS)                             $    25,362     $   (71,395)
                                              -----------     -----------
                                              -----------     -----------

EARNINGS (LOSS) PER COMMON SHARE              $      0.06     $     (0.16)
                                              -----------     -----------
                                              -----------     -----------







                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                                  1996            1995
Cash flows from operating activities:
    Net Income (loss)                         $    25,362     $   (71,395)
    Adjustments to reconcile
      net loss to net cash used in
      operating activities:
       Depreciation                                 3,388           4,703
       Amortization of deferred
        financing costs                             1,957           1,957
       Other                                       (2,082)         (2,697)
       Decrease (increase) in assets:
         Accounts receivable                     (145,936)         (6,236)
         Inventories                               86,845        (106,491)
         Prepaid expenses                          15,144          13,270
       Increase (decrease) in accounts
         payable and accrued expenses              37,337         131,342
                                              -----------     -----------
       Total adjustments                           (3,347)         35,848
                                              -----------     -----------
      Net cash used in operating
       activities                                  22,015         (35,547)
                                              -----------     -----------
Cash flows from investing activities:
    Capital Expenditures                                0               0
                                              -----------     -----------
    Net cash provided (used) in
       investing activities                             0               0
                                              -----------     -----------

Cash flows from financing activities:
    Increase (decrease) in notes payable           (5,541)         (1,272)
                                              -----------     -----------

      Net cash provided (used) by
       financing activities                        (5,541)         (1,272)
                                              -----------     -----------

Net increase (decrease) in cash                    16,474         (36,819)

Cash at beginning of period                         3,162          47,111
                                              -----------     -----------

Cash at end of period                         $    19,636     $    10,292
                                              -----------     -----------
                                              -----------     -----------

                     See notes to financial statements

                       OZO DIVERSIFIED AUTOMATION, INC.

                       NOTES TO FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (UNAUDITED)



In the opinion of management of OZO Diversified Automation, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and changes in financial position for the three months ended March 31, 1996.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

NOTE 2 -  Income Taxes:

          At December 31, 1995, the Company had net operating loss carryforwards totaling approximately $1,119,000 that may be offset against future taxable income through 2010 and research and development credits of approximately $63,000 expiring through 2010.

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

NOTE 3 -  Inventories:

                                                March 31,    December 31,
                                                  1996           1995
                      Raw Materials          $     321,406   $    293,230
                      Work in process               79,312         81,521
                      Finished Goods                18,833        131,645
                                             -------------   ------------
                                             $     419,551   $    506,396
                                             -------------   ------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS




During the quarter ended March 31, 1996, the Company had revenues of $712,550, a 243% increase from revenues of $293,702 for the comparable period in 1995.

The net income for the period was $25,362 compared to a loss of $71,395 in 1995. Working capital, although limited is expected to be adequate to fund operations and order backlogs. First quarter 1996 revenues were augmented by shipments of three PanelMASTER HS systems, first introduced in February 1995, and three PanelROUTER SI systems introduced in 1994. These higher priced products were developed by the Company over the past two years at considerable expense to keep the Company viable in a marketplace that demanded higher speed performance and factory automation requirements.
Both of these products continue to be well received in the industry.

Management is continuing focused marketing efforts in the depaneling application. One PanelMASTER HS and three PanelROUTER SI units are currently on order backlog.

As of May 8, 1996 the Company had a backlog of open orders of $490,000 compared to a backlog at May 5, 1995 of $590,000. The current backlog of the Company and forecasted orders in management's opinion provide the opportunity for the Company to continue as a going concern.

                        PART II - OTHER INFORMATION

                     OZO Diversified Automation, Inc.



Items 1-5      Not Applicable.

Item  6        Exhibits and Reports on Form 8-K

               a)   Exhibits - none.

               b) No Reports on Form 8-K were filed during the quarter ending March 31, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



OZO DIVERSIFIED AUTOMATION, INC.





By: Marjorie Zimdars-Orthman
   Marjorie Zimdars-Orthman
   Principal Executive Officer
   Principal Financial Officer





Dated: May 13, 1996