Form 10QSB
period 1996-06-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1996-08-13
CIK 812152

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

Yes    X      No

As of June 30, 1996, Registrant had 452,664 shares of its $.10 par value common stock outstanding.

                      PART I - FINANCIAL INFORMATION

                      OZO Diversified Automation, Inc.
                              BALANCE SHEETS
                                  ASSETS

                                                June 30,     December 31,
                                                  1996             1995
                                               (Unaudited)

CURRENT ASSETS
  Cash                                        $      8,051   $       3,162
  Accounts and notes receivable, net
    of allowance for doubtful accounts
    of $11,022 (1995)                              136,339         180,960
  Inventories (Note 3)                             421,665         506,396
  Prepaid expenses                                   8,300          15,144
  Other                                              9,548               0
                                              ------------   -------------

      Total Current Assets                         583,902         705,662
                                              ------------   -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                    160,186         160,186
  Furniture and fixtures                           156,958         154,062
  Capitalized Lease                                 14,620          14,620
  Vehicle                                           10,820          10,820
                                              ------------   -------------
                                                   342,584         339,688


    Less accumulated depreciation                  322,500         315,909
                                              ------------   -------------
      Total Property and Equipment                  20,084          23,779


OTHER ASSETS
  Deferred Financing Costs                          20,467          24,380
                                              ------------   -------------

      Total Assets                            $    624,453     $   753,821
                                              ------------   -------------
                                              ------------   -------------

                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.
                        BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                June 30,      December 31,
                                                  1996             1995
                                               (UNAUDITED)
CURRENT LIABILITIES
  Current portion of notes payable            $    115,903    $     22,899

  Accounts payable and accrued
    expenses                                       367,155         522,780
  Note payable - Bank                               53,812          27,500
                                              ------------    ------------

      Total Current Liabilities                    536,870         573,179
                                              ------------    ------------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                               244,306         248,406

      Total Liabilities                            781,176         821,585
                                              ------------    ------------


SHAREHOLDERS' DEFICIENCY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding -
       452,664 shares (1996)
       452,664 shares (1995)                        45,261          45,261
  Capital in excess of par value                 1,169,809       1,169,809
  Accumulated deficit                           (1,371,793)     (1,282,834)
                                              ------------    ------------

      Total Shareholders' Deficiency              (156,723)        (67,764)
                                              ------------    ------------

      Total Liabilities &
        Stockholders' Deficiency              $    624,453    $    753,821
                                              ------------    ------------
                                              ------------    ------------

                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.


                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                   Six Months Ended
                                                       June 30,
                                                  1996            1995
Net Sales                                     $ 1,072,048     $   778,719
Cost of Sales                                     589,527         418,397
                                              -----------     -----------
Gross Profit                                      482,521         360,322

Operating Expenses:
  Marketing & Sales                               204,100         128,402
  Research & Development                           81,309          84,322
  General and Administrative                      286,071         235,390
                                              -----------     -----------
                                                  571,480         448,114
                                              -----------     -----------
Income (loss) before taxes                        (88,959)        (87,792)
                                              -----------     -----------

NET INCOME (LOSS)                             $   (88,959)      $ (87,792)
                                              -----------     -----------
                                              -----------     -----------
INCOME (LOSS) PER SHARE                       $    ( 0.20)      $   (0.19)
                                              -----------     -----------
                                              -----------     -----------




















                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Six Months Ended
                                                         June 30,
                                                  1996            1995
Cash flows from operating activities:
    Net Income (loss)                         $   (88,959)    $   (87,792)
    Adjustments to reconcile
      net loss to net cash used in
      operating activities:
       Depreciation                                 6,591           8,716
       Amortization of deferred
        financing costs                             3,913           3,913
       Other                                       (9,548)         (2,697)
       Decrease (increase) in assets:
         Accounts receivable                       44,621         (33,218)
         Inventories                               84,731        (127,932)
         Prepaid expenses                           6,844           8,210
       Increase (decrease) in accounts
         payable and accrued expenses            (129,313)        210,833
                                              -----------     -----------
       Total adjustments                            7,839          67,825
                                              -----------     -----------
      Net cash used in operating
       activities                                 (81,120)        (19,967)
                                              -----------     -----------
Cash flows from investing activities:
    Capital Expenditures                           (2,895)              0
                                              -----------     -----------

      Net cash provided (used) in
       investing activities                        (2,895)              0
                                              -----------     -----------

Cash flows from financing activities:
    Increase (decrease) in notes payable           88,904          (8,187)
                                              -----------     -----------

      Net cash provided (used) by
       financing activities                        88,904          (8,187)
                                              -----------     -----------

Net increase (decrease) in cash                     4,889         (28,154)

Cash at beginning of period                         3,162          47,111
                                              -----------     -----------
Cash at end of period                         $     8,051      $   18,957
                                              -----------     -----------
                                              -----------     -----------

                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.


                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                       Three Months Ended
                                                            June 30,

                                                   1996           1995
Net Sales                                      $   359,497     $   485,017
Cost of Sales                                      209,114         250,463
                                               -----------     -----------
Gross Profit                                       150,383         234,554

Operating Expenses:
     Marketing & Sales                              73,862          66,677
     Research & Development                         41,118          43,789
     General and Administrative                    149,724         140,482
                                               -----------    ------------
                                                   264,704         250,948
                                               -----------    ------------
Income (loss) before taxes                        (114,321)        (16,394)
                                               -----------    ------------


NET INCOME (LOSS)                              $  (114,321)      $ (16,394)
                                               -----------    ------------
                                               -----------    ------------
EARNINGS (LOSS) PER COMMON SHARE               $     (0.25)      $   (0.04)
                                               -----------    ------------
                                               -----------    ------------




















                     See notes to financial statements



                     OZO DIVERSIFIED AUTOMATION, INC.

                       NOTES TO FINANCIAL STATEMENTS
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (UNAUDITED)



In the opinion of management of OZO Diversified Automation, Inc. (the
Company), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and changes in financial position for the the six months ended June 30, 1996.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE 3 -  Inventories:

                                                 June 30,    December 31,
                                                   1996          1995
                      Raw Materials          $     256,619   $    293,230
                      Work in process               82,684         81,521
                      Finished Goods                82,362        131,645

                                             $     421,665    $   506,396

                                    7

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS



For the first six months ended June 30, 1996, the Company had revenues of $1,072,048, a 38% increase from revenues of $778,719 for the comparable period in 1995. During the quarter ended June 30, 1996, the Company had revenues of $359,497, a 26% decrease over revenues of $485,017 for the comparable period in 1995.

The loss for the first half ended June 30, 1996 was $88,959, compared with a loss of $87,792 for the comparable period in 1995. The loss for the quarter was $114,321 compared to a loss of $16,394 in 1995. Working capital, although limited, is expected to be adequate to fund operations and order backlog. Contributing to the loss in the second quarter were shipment delays due to delays in receipt of customer engineering information necessary to complete in-line depaneling systems. The increase in sales and marketing expenses was due to increased trade show activity and sales commissions incurred. The increase in general and administrative expenses was due to increases in costs of travel, payroll costs and fringe benefits, office equipment rental, and incremental increases in the majority of general and administrative categories. However, as a percentage of revenues, general and administrative costs were 3% less than the period for the previous year in 1995.

Management is continuing focused marketing efforts in the depaneling application. The Company participated in the NEPCON East industry trade show held in June, 1996. The Company's PanelMASTER HS product, introduced in 1995, and the PanelROUTER product, introduced in 1994, continue to be well received in the industry. These products were developed by the Company over the past two years to keep the Company's products viable in a competitive marketplace that demanded higher speed performance and factory automation requirements.

As of August 2, 1996 the Company had a backlog of open orders of $557,000 compared to a backlog at August 2, 1995 of open orders of $625,000. The current backlog of the Company and forecasted orders, in management's opinion, provide the opportunity for the Company to continue as a going concern.

                        PART II - OTHER INFORMATION

                     OZO Diversified Automation, Inc.



Items 1-5      Not Applicable.

Item  6        Exhibits and Reports on Form 8-K

               a)   Exhibits - none.

               b) No Reports on Form 8-K were filed during the quarter ending June 30, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



OZO DIVERSIFIED AUTOMATION, INC.





By: Marjorie Zimdars-Orthman

   Marjorie Zimdars-Orthman
   Principal Executive Officer
   Principal Financial Officer





Dated: August 12, 1996