Form 10QSB
period 1996-09-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1996-11-15
CIK 812152

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Yes    X      No

As of September 30, 1996, Registrant had 452,664 shares of its $.10 par value common stock outstanding.

                      PART I - FINANCIAL INFORMATION

                      OZO Diversified Automation, Inc.
                              BALANCE SHEETS
                                  ASSETS

                                              September 30,     December 31,
                                                  1996             1995
                                               (Unaudited)

CURRENT ASSETS
  Cash                                        $      1,187   $       3,162
  Accounts and notes receivable, net
    of allowance for doubtful accounts
    of $11,022 (1995)                              164,941         180,960
  Inventories (Note 3)                             407,608         506,396
  Prepaid expenses                                   8,500          15,144
  Other                                              9,785               0
                                              ------------   -------------

      Total Current Assets                         592,021         705,662
                                              ------------   -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                    169,050         160,186
  Furniture and fixtures                           156,958         154,062
  Capitalized Lease                                195,246          14,620
  Vehicle                                           10,820          10,820
                                              ------------   -------------
                                                   532,074         339,688


    Less accumulated depreciation                  334,660         315,909
                                              ------------   -------------
      Total Property and Equipment                 197,414          23,779


OTHER ASSETS
  Deferred Financing Costs                          18,510          24,380
                                              ------------   -------------

      Total Assets                            $    807,945     $   753,821
                                              ------------   -------------
                                              ------------   -------------







                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.
                        BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                             September 30,    December 31,
                                                  1996             1995
                                               (UNAUDITED)
CURRENT LIABILITIES
  Current portion of notes payable            $    150,610    $     22,899

  Accounts payable and accrued
    expenses                                       421,997         522,780
  Note payable - Bank                               45,118          27,500
                                              ------------    ------------

      Total Current Liabilities                    617,725         573,179
                                              ------------    ------------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                               384,639         248,406

      Total Liabilities                          1,002,364         821,585
                                              ------------    ------------


SHAREHOLDERS' DEFICIENCY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding -
       452,664 shares (1996)
       452,664 shares (1995)                        45,261          45,261
  Capital in excess of par value                 1,169,809       1,169,809
  Accumulated deficit                           (1,409,489)     (1,282,834)
                                              ------------    ------------

      Total Shareholders' Deficiency              (194,419)        (67,764)
                                              ------------    ------------

      Total Liabilities &
        Stockholders' Deficiency              $    807,945    $    753,821
                                              ------------    ------------
                                              ------------    ------------

                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.


                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                   Nine Months Ended
                                                     September 30,
                                                  1996            1995
Net Sales                                     $ 1,490,301     $ 1,355,392
Cost of Sales                                     773,018         699,164
                                              -----------     -----------
Gross Profit                                      717,283         656,228

Operating Expenses:
  Marketing & Sales                               252,781         256,742
  Research & Development                          119,992         122,982
  General and Administrative                      471,165         367,611
                                              -----------     -----------
                                                  843,938         747,335
                                              -----------     -----------
Income (loss) before taxes                       (126,655)        (91,107)
                                              -----------     -----------

NET INCOME (LOSS)                             $  (126,655)      $ (91,107)
                                              -----------     -----------
                                              -----------     -----------
INCOME (LOSS) PER SHARE                       $    ( 0.28)      $   (0.20)
                                              -----------     -----------
                                              -----------     -----------




















                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   Nine Months Ended
                                                       September 30,
                                                  1996            1995
Cash flows from operating activities:
    Net Income (loss)                         $  (126,655)    $   (91,107)
    Adjustments to reconcile
      net loss to net cash used in
      operating activities:
       Depreciation                                18,751          11,373
       Amortization of deferred
        financing costs                             5,870           5,870
       Other                                       (9,785)         (2,697)
       Decrease (increase) in assets:
         Accounts receivable                       16,019         (93,371)
         Inventories                               98,789        (178,708)
         Prepaid expenses                           6,644          10,385
       Increase (decrease) in accounts
         payable and accrued expenses             (83,165)        341,480
                                              -----------     -----------
       Total adjustments                           53,123          94,332
                                              -----------     -----------
      Net cash used in operating
       activities                                 (73,532)          3,225
                                              -----------     -----------
Cash flows from investing activities:
    Capital Expenditures                          (11,760)           (642)
                                              -----------     -----------

      Net cash provided (used) in
       investing activities                       (11,760)           (642)
                                              -----------     -----------

Cash flows from financing activities:
    Increase (decrease) in notes payable           83,317         (12,148)
                                              -----------     -----------

      Net cash provided (used) by
       financing activities                        83,317         (12,148)
                                              -----------     -----------

Net increase (decrease) in cash                    (1,975)         (9,565)

Cash at beginning of period                         3,162          47,111
                                              -----------     -----------
Cash at end of period                         $     1,187      $   37,546
                                              -----------     -----------
                                              -----------     -----------

                     See notes to financial statements

                     OZO DIVERSIFIED AUTOMATION, INC.


                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                       Three Months Ended
                                                         September 30,

                                                   1996           1995
Net Sales                                      $   418,254     $   576,672
Cost of Sales                                      183,492         280,767
                                               -----------     -----------
Gross Profit                                       234,762         295,905

Operating Expenses:
     Marketing & Sales                              44,852         127,809
     Research & Development                         38,237          38,659
     General and Administrative                    189,369         132,753
                                               -----------    ------------
                                                   272,458         299,221
                                               -----------    ------------
Income (loss) before taxes                         (37,696)         (3,316)
                                               -----------    ------------


NET INCOME (LOSS)                              $   (37,696)      $  (3,316)
                                               -----------    ------------
                                               -----------    ------------
EARNINGS (LOSS) PER COMMON SHARE               $     (0.08)      $   (0.01)
                                               -----------    ------------
                                               -----------    ------------


















                     See notes to financial statements



                     OZO DIVERSIFIED AUTOMATION, INC.

                       NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)



In the opinion of management of OZO Diversified Automation, Inc. (the
Company), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and changes in financial position for the nine months ended September 30, 1996.

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

NOTE 3 -  Inventories:

                                                 June 30,    December 31,
                                                   1996          1995
                      Raw Materials          $     295,210   $    293,230
                      Work in process               50,573         81,521
                      Finished Goods                61,825        131,645
                                             -------------   ------------
                                             $     407,608    $   506,396

                                    7

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS



For the first nine months ended September 30, 1996, the Company had revenues of $1,490,301, a 10% increase from revenues of $1,355,392 for the comparable period in 1995. During the quarter ended September 30, 1996, the Company had revenues of $418,254, a 27% decrease over revenues of $576,672 for the comparable period in 1995.

The loss for the nine months ended September 30, 1996 was $126,655, compared with a loss of $91,107 for the comparable period in 1995. The loss for the quarter was $37,696 compared to a loss of $3,316 in 1995. Working capital, although limited, is expected to be adequate to fund operations and to facilitate completion of backlogged orders. Shipment delays, due to late receipt of customer engineering information and deferred customer quality tests, trial runs and sign-off, adversely affected revenues for the third quarter. The increase in general and administrative expenses was due to increases in costs of travel, payroll costs and fringe benefits, and incremental increases in the majority of general and administrative categories.

Management is continuing focused marketing efforts in the depaneling application. The Company participated in the Surface Mount Technolgy industry trade show held in September, 1996. The Company's PanelMASTER HS product, introduced in 1995, and the PanelROUTER product, introduced in 1994, continue to be well received in the industry. These products were developed by the Company over the past two years to keep the Company's products viable in a competitive marketplace that demanded higher speed performance and factory automation requirements.

As of October 9, 1996 the Company had a backlog of open orders of $743,000 compared to a backlog of $625,000 for the same period a year ago. The current backlog of the Company and forecasted orders, in management's opinion, provide the opportunity for the Company to continue as a going concern.

                        PART II - OTHER INFORMATION

                     OZO Diversified Automation, Inc.



Items 1-4      Not Applicable.


Item 5         Other Information

On September 23, 1996 the Company initiated a significant change in management by installing David J. Wolenski as President and Chief Executive Officer. Mr. Wolenski joined the Company following a fourteen year career with Schuller International, Inc. where he held positions in research, engineering, business development, quality assurance, and manufacturing. He succeeds Marjorie Zimdars-Orthman, who held the position of President and CEO since 1992. Ms. Zimdars-Orthman resigned from the position in order to assume a technical role within the Company and to address operational improvements needed within the Company's manufacturing division. Ron C. Carpenter assumed the position of Chief Financial Officer.



Item  6        Exhibits and Reports on Form 8-K

               a)   Exhibits - none.

               b) No Reports on Form 8-K were filed during the quarter ending September 30, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



OZO DIVERSIFIED AUTOMATION, INC.





By: David J. Wolenski                        Ron C. Carpenter

   David J. Wolenski                         Ron C. Carpenter
   Principal Executive Officer               Principal Financial Officer






Dated: November 14, 1996