Form 10KSB
period 1996-12-31
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1997-04-15
CIK 812152

                                    FORM 10-KSB
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

                                      OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________.


Commission File Number 0-16335

                          OZO DIVERSIFIED AUTOMATION, INC.
               (Name of Small BusinessIssuer as Specified in its Charter)

       Colorado                                                 84-0922701
(State or other juris-                                        (IRS Employer
 diction of incorpora-                                     Identification No.)
 tion or organization)
                            7450 East Jewell Avenue
                                     Suite A
                             Denver, Colorado 80231
                      (Address of Principal Executive Offices)

Issuer's telephone number, including area code:  (303) 368-0401

Securities registered under Section 12(g) of the Exchange Act:

                                $0.10 Par Value Common Stock
                                   (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements
for the past 90 days.   YES /X /  NO /  /

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein and will not be contained, to the best of
Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. /   /

Revenues for fiscal year ended Dec. 31, 1996 were $2,166,763.

The aggregate market value of the Registrant's voting stock held as of March 31, 1997 by nonaffiliates of the Registrant was $259,304.

As of March 31, 1997, Registrant had 458,164 shares of its
$0.10 par value common stock outstanding.
                                            Total Pages _________
                                   Exhibit Index at Page________

                           PART I

ITEM 1.  BUSINESS.

  (a) Business Development. OZO Diversified Automation, Inc. ("OZO" or the "Company") was incorporated as a Colorado corporation on October 13, 1983. Since its formation, the Company has designed, manufactured and marketed computer controlled equipment for electronics industry applications. The initial products of the company were Computer Numeric Controlled ("CNC") workstations for the fabrication of prototype printed circuit boards ("PCBs"). The Company's workstations are utilized in four application areas of the electronics industry: electronics assembly companies, product designers, printed circuit board fabricators and
test fixture fabricators.   During the fiscal year ended
December 31, 1996, the Company had net sales of $2,166,763, compared to $1,736,938 for the fiscal year ended December 31, 1995.

  (b) Business of Issuer. OZO manufactures and markets computer aided manufacturing workstations that are used by electronics industry manufacturers. The workstations are CNC equipment, that is, equipment controlled by computer software. The software developed by the Company controls the operation and function of the machinery hardware which is also developed by the Company. OZO's hardware and software products enable electronics assembly companies to rout or depanel PCBs from panels that are produced on a surface mount assembly line, product designers to produce prototype PCBs, printed circuit board fabricators to drill and rout PCBs, and test fixture fabricators to drill and rout test fixtures.

         (1) Products. The Company's products are packaged to address specific market niches of the electronics equipment market. Each workstation includes an OZO machine, associated spindles for the machine, a computer controller and software.

         The Company's products include the
spindles for each of its workstation products. Drilling, routing, and mechanical etch spindles are produced by the Company. The drill spindle is an automatic tool change spindle. The router head enables the product to depanel PCBs from a panel or to cut printed circuit boards to final
size and shape.   The mechanical etch head mills the outline
of the circuitry of a PCB board into standard copper-clad material enabling customers to quickly fabricate prototypes without the need for chemistry.

         The Company's Model 18, Model 24, Model 16SI, Model 18 HS, and Large Format machines are marketed under the PanelMASTER, PanelMASTER HS, PanelROUTER SI, FixtureMASTER, Large Format FixtureMASTER, EtchMASTER, and LabMASTER product designations. The Company's other product is the Model 2-24, which is a two spindle drilling machine for medium volume producers of PCBs.

         The Company's Model 2-24, Large Format, Model 16SI, and Model 18 HS products utilize a servo motor drive system designed by the Company. The Company's Model 18 and Model 24 products utilize a stepper motor drive system designed by the Company.

         The Company manufactures depaneling equipment for automated assembly lines that produce assembled printed circuit boards. This is called in-line equipment, equipment that is incorporated into an automated assembly line. The Company offers customized solutions to in-line depaneling equipment customers by producing customized fixturing for machines and integrating machines into assembly lines. The Company also manufactures stand alone depaneling equipment, that is, the equipment is off-line and not incorporated into an automated assembly line. The Company's Model 16 PanelROUTER SI can be utilized as an in-line or off-line system. The Company's PanelMASTER and PanelMASTER HS are off-line systems.

         Manufacturing and Assembly of Products

         The Company fabricates some machined parts at its in-house machine shop and contracts with independent machine shops, sheet metal suppliers, paint and anodize shops, and electronic manufacturers for various parts and services. Off-the-shelf components are purchased from various industrial suppliers. Final assembly, testing and inspection of the finished systems are done by the Company's employees at its facility. During 1996 a modified drive motor was a long-lead time item purchased from a single source of supply, and the Company carried an inventory of
this component.   In 1997 the Company intends to replace its
drive motors with a more readily available model which can be easily obtained from numerous sources. Accordingly, the Company is not dependent on one or a few major suppliers.

         (2) Distribution. The Company utilizes in-house sales engineers for direct sales in the United States, Canada, and Mexico, a limited number of manufacturer representative organizations in the United States, and international distributors covering Europe, the United
Kingdom, Brazil, South Korea, Taiwan, Singapore, Malaysia,
Hong Kong and the Peoples Republic of China, Australia, New
Zealand, India, Pakistan, Turkey, and United Arab Emirates.
The Company has a policy of supporting its international distributor base, providing regular service, training visits, individualized sales literature and support for trade shows held within their respective territories.

         (3)  Status of Product.  In 1996 the Company
continued the introduction of its new line of premium routing machines, namely the Model 16 PanelROUTER SI and the Model 18 PanelMASTER HS. During the year, both machines continued to gain acceptance in the marketplace, with sales of four PanelMASTER HS units and six PanelROUTER SI systems
being completed by year end.   Additionally, two more of
each machine were sold and shipped in the first quarter
1997.   While sales of the premium routing equipment were
slower than desired during the year, the Company anticipates that the projected growth of the electronics industry will sustain a strong demand for these products through 1997 and
beyond.   Management is confident that the depaneling
technology represented by these machines will remain an important aspect of the manufacture of printed circuit
boards and related electronic subsystems.   The depaneling
market niche continued to be the Company's most important United States business segment in 1996, and in 1997 it will remain a significant part of the Company's overall sales strategy.

     While the Company remains focused on sales of its
premium depaneling equipment to facilitate its strategic
growth initiatives, the demand for its traditional drilling
and routing machines also remains strong.    The Company
continues to sell its lower tier systems to test fixture
fabricators and small printed circuit board facilities in
the United States.   Internationally, test fixture
fabricators, small printed circuit board facilities, and prototype operations are a consistent market for the Company's Model 18, Model 24, and Model 2-24 products.


         (4) Competition. The Company competes in four areas of the equipment market for the electronics industry.
The four areas are: depaneling equipment, low to medium volume bare board drilling and routing equipment, test fixture drilling and routing equipment, and prototyping equipment. The Company has identified two U.S. competitors, who are manufacturers of depaneling equipment, and two foreign competitors. All of the competitors are divisions of companies larger than OZO and produce revenues from various products. The Company believes that it competes favorably in the depaneling equipment market. The Company believes that its ability to continue to compete will depend upon its ability to produce competitively priced full featured equipment for the off-line depaneling equipment market and upon its ability to produce customized solutions for the in-line depaneling equipment market. The Company estimates that there are twenty competitors worldwide who manufacture drilling and routing equipment. The Company believes that it competes favorably only in the low to medium volume drilling equipment market and in the test fixture drilling application market. The Company's drilling equipment customers are predominantly small businesses, who prefer the Company's products over more expensive products. The Company has identified one U.S. competitor and one foreign competitor who manufacture printed circuit board prototyping equipment. The Company believes that it competes favorably in this market for customers seeking full function equipment, but cannot compete with single function lower cost prototyping equipment.

          While other competitors supplying products necessary for the development, production, and depaneling of printed electronic circuit boards exist or may enter the market, the Company anticipates that its specialized products will continue to find acceptance. Presently, however, the Company's relatively small size may give competitors with established reputations and greater marketing capability and financial resources an advantage in the marketplace.

         (5) Raw Materials. The Company procures parts and raw materials from a broad base of suppliers, and does not rely on one or a few major vendors for critical components. Most materials purchased by the Company are of-the-shelf items.

         (6) Customer Dependence. The Company is not dependent on one or a few major customers.

         (7) Patents, Trademarks and Licenses. The Company has not sought patent protection for the hardware it has developed and presently considers certain aspects thereof to be proprietary to the Company protected by its trade secrets. The Company has made only a limited search of existing patents to determine the extent to which such proprietary protection may have been available or whether the Company's products infringe on patents held by others.
A claim against the Company for possible infringement of a patent was made in 1994 and the Company has executed a License Agreement with the unaffiliated claimant. Royalties were paid in 1995 under this License Agreement. The Company is unaware of any other claims or proprietary rights of others on which the Company's products may be deemed to infringe. As additional developments of the Company's products and proprietary information occur, the Company intends to pursue the appropriate protection. Should products of the Company be deemed to infringe on patents held by others, the Company would be subject to the risk of litigation, expense of licensing rights to use such proprietary technology, or other adverse results.

         Copyright protection for the Company's proprietary software, which is a key component of the operation of the Company's workstation systems, has been acquired by the Company. Copyright protection for the Company's proprietary stepper motor software was acquired on May 26, 1988. Copyright protection for the Company's servo motor software was acquired by the Company on October 27, 1994.

         (8) Government Approval. The Company is not subject to any government approval for its products.

         (9) Government Regulation. The Company has no knowledge of impending government regulation on its business.

         (10)  Research and Development.   Research and
development expenses for the fiscal years ending December 31, 1996 and December 31, 1995 were approximately $159,570 and $164,757 respectively. Ongoing projects in 1997 include automation enhancements for the PanelMASTER HS and PanelROUTER SI, software upgrades for all products, speed and efficiency improvements on Model 18 and Model 24 machines, completion and refinement of an industrial vision system, and a spindle optimization and redesign program.
The Company does not receive funding from other parties to conduct research and development, except in specific cases where U.S. government NSF or ARPA grants may be awarded.
The Company received no grants in 1995 or 1996.


         (11)  Environmental Regulation.  Since its
inception, the Company has not made any material capital expenditures for environmental control facilities and the Company does not expect to make any such expenditures during the current or forthcoming fiscal year. The Company believes that it is in full compliance with all federal, state, and local environmental regulations.

         (12)  Employees.  As of December 31, 1996, the
Company had 18 full-time employees and one part-time employee.

ITEM 2.  PROPERTIES

     For the duration of 1996, the Company continued to lease approximately 6,440 square feet of office and
production space in Denver, Colorado.   The monthly lease
obligation was $3,050 per month.   As of December 31, 1996,
the Company had reached an agreement in principle to acquire an additional 3,400 square feet of contiguous space to
facilitate an expansion of its manufacturing area.   This
agreement became effective on March 1, 1997, and the combined space as of this date was approximately 9,040 square feet (approximately 400 square feet of non-contiguous storage space was exited once the agreement to acquire the
adjacent space was executed).   As of March 1, 1997, the
Company's lease obligation on all space was extended for
three years, through February 28, 2000.   The current
monthly lease obligation, as of March 1, 1997, is $4,168 per month.



ITEM 3.  LEGAL PROCEEDINGS

               There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal year ended December 31, 1996.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a)  Market Information.

Although the Company's common stock is not listed on NASDAQ, it is quoted on NASDAQ's OTC Bulletin Board.

The following table shows the range of high and low closing bid quotations of the Common Stock as traded in the over-the-counter market during the last two fiscal years.

                                    Common Stock
                              High                Low
Fiscal Period                 Bid                 Bid

1995

First Quarter                 1                  1/2
Second Quarter                1                  1/2
Third Quarter                 1 1/2              3/4
Fourth Quarter                1 1/2              3/4

1996

First Quarter                 1                  1
Second Quarter                1 1/2              1
Third Quarter                 1 1/4              3/4
Fourth Quarter                3/4                1/2


      The above quotations were reported by market makers in the stock and by the National Quotation Bureau, Inc. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were or could have been effected.


     (b)  Holders.

      As of December 31, 1996, the Company had approximately
710 holders of record of its $0.10 par value common stock.

      (c)  Dividends.

      The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future.
There are no contractual restrictions on the Company's ability to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Results of Operations

For the fiscal year ended December 31, 1996, sales of the Company's products increased to $2,166,763, a 24.7% improvement over sales of $1,736,938 recorded in 1995. The increase in revenues was due in part to the continued demand for the Company's traditional multi-purpose drilling machines, combined with increased market acceptance of the Company's new PanelMASTER HS and PanelROUTER SI workstations. Introduced in 1995 and 1994 respectively, the PanelMASTER HS and PanelROUTER SI continue to gain favor in the electronics industry, where the demand for custom depaneling equipment continues to grow. For the fiscal year ended December 31, 1996, the Company had sold four PanelMASTER HS standalone units and six in-line PanelROUTER SI systems.

While sales for fiscal year 1996 increased 24.7% over the prior period, the cost of goods sold also increased 25.1% to $1,314,209, from $1,050,768 in 1995. Consequently, the gross profit margins remained substantially the same at 39.3% of total revenues in 1996 compared to 39.5% of total revenues in 1995.

In terms of the foreign and domestic breakdown of sales, the Company experienced growth in both sectors during 1996. Domestic sales as of December 31, 1996 were $914,725, a 29.5% increase compared to $706,441 for the same period in 1995. International revenues also increased by 17.2%, with exported sales accounting for $945,000 versus $806,000 in 1995. Parts and service revenue accounted for the remaining sales of $305,167, or 14.1% of total revenues. This area recorded sales of $224,497 in 1995, or 13% of total revenues. International sales are an integral part of the Company's strategic sales objective, and the Company is reliant upon its foreign distributors to produce revenues in these areas. In 1996, approximately 71% of International sales were generated in the Far East (Asian and Pacific Rim
countries).   International and Domestic sales on new
equipment were comprised of nearly equal proportions in 1996, with 49.2% of the revenues coming from exports and 50.8% of sales originating from Domestic sources. This is compared to International and Domestic sales of 46% and 54% respectively, in 1995.

As in past years, there are many factors that impair the Company's ability to reasonably predict the future sales potential of foreign markets. Exchange rate variations, policies of local governments regarding import duties or trade restrictions on U.S. produced equipment, and fluctuations of local economies, may affect the Company's ability to sustain revenues internationally. Similarly, these same uncertainties limit the predictability of sales projections in foreign markets. Nevertheless, the Company remains equally dependent upon both the Domestic and International sectors for maintaining its revenue base from year to year.

Results of operations improved to a loss of $80,832 for the fiscal year ended December 31, 1996, from a loss of $219,848 for the same period in 1995. Although net earnings continued to be negative in 1996, much of the unfavorable performance can be attributed to followup service requirements on the initial PanelROUTER SI inline systems. Due to the complexity of the applications, and unforeseen upgrades and enhancements which were implemented at the Company's expense, the profitability of the initial machines was not as predicted. Subsequently, the Company incurred greater than anticipated warranty costs for post installation support of several of the PanelROUTER SI's built in 1996. While price increases effected in January 1996 helped to reduce the losses on these machines, the equipment was still sold at a discount in order to gain entrance to a highly competitive marketplace. During the course of the year, as the performance and reliability of the PanelROUTER SI improved, and as the product gained acceptance in the marketplace, the prices that the Company was able to charge for this equipment increased to a level that is consistent with similar competitive products.

In the area of operating expenses, general and administrative costs remained nearly even at $231,127 in 1996, compared to $232,536 for the same period in 1995. As a percentage of sales, the general and administrative costs accounted for 10.7% of total revenues in 1996, compared to 13.4% in 1995. The Company continues to focus on expense control as a requisite to facilitating a profitable recovery in 1997.

Marketing and sales costs remained comparable to the previous period, up only 3% to $497,575 in 1996 versus $482,849 as recorded in 1995. On a percentage basis, marketing and sales costs declined to 23.0% of total sales in 1996, compared to 27.8% of total sales in 1995. The slight improvement can be attributed to the mix of commission payments associated with products being sold by geographical region (i.e., commission rates for international distributors being different than those for manufacturer's representatives who sell, but do not service, equipment in the United States).

Research and Development costs decreased slightly in 1996 to $159,570, down 3.1% from $164,757 in 1995. The research and development activities in 1996 focused primarily on refinements related to the new PanelMASTER HS and the PanelROUTER SI. This included design enhancements on inline fixturing and automation, as well as software upgrades to improve control of the automated assemblies. Other R&D projects included the upgrade of spindle driver electronics, servo driver and amplifier reliability improvements, and software enhancements for the Company's earlier generation of drilling and routing machines.

On balance, the improvement in expense control in 1996 occurred in all three major operating expense categories: general and administrative expense, marketing expense, and research and development expense. Table 1 below illustrates the breakdown of the major expense categories as a percentage of net sales.

                           Table 1

                    1996           %              1995          %
Net Sales        $2,166,763     100.0%         $1,736,938    100.0%
Cost of Sales    $1,314,209      60.7%         $1,050,768     60.5%
                 ----------     ------         ----------    ------
Gross Profit     $  852,554      39.3%         $  686,170     39.5%

G & A Expense    $  231,127      10.7%         $  232,536     13.4%
Marketing        $  497,575      23.0%         $  482,849     27.8%
R & D Expense    $  159,570       7.4%         $  164,757      9.5%
                 ----------     ------         ----------    ------
Total            $   888,272     41.0%         $  880,142     50.7%

EBIT             $   (35,718)    (1.6%)        $ (193,972)   (11.2%)

Interest Expense $   (45,114)    (2.1%)        $  (25,876)    (1.5%)

Net Loss         $   (80,832)    (3.7%)        $ (219,848)   (12.7%)


Liquidity and Capital Resources

In April 1996 the Company borrowed $100,000 in short term debt from affiliates of the investment banking firm of Barber and Bronson Incorporated (The"April 1996 Loan"). The April 1996 Loan was secured in an effort to provide working capital needed to facilitate an expansion of the Company's business base, and to provide the funding necessary to build larger automated inline depaneling systems. The funding was an important element of the Company's efforts to increase sales, as demonstrated by an actual gain in revenues of 24.7%. The April 1996 Loan for $100,000 was secured at an interest rate of 12%, and was scheduled to mature on September 30, 1996. There were also 100,000 warrants attached to the debt offering which are exercisable at $1.00 per share. As a result of the Company's cash constrained operating condition in third quarter, the Company was unable to repay the April 1996 Loan in a timely manner, and the repayment date was renegotiated. Actual repayment of the $100,000 and all accrued interest occurred on October 28, 1996. As a late payment penalty, and as part of the overall resolution, the Company agreed to pay interest at 12% for the duration of the delinquency period, and conveyed an additional 15,000 warrants (exercisable at $0.75 per share) to the holders of the April 1996 Loan.

In June 1996 the Company secured a second short term loan from an an affiliate of Barber and Bronson Incorporated for $40,000. The purpose of this loan was to provide interim financing in lieu of payment from a customer who failed to remit funds within the terms allowed under the purchase agreement. The customer did remit funds shortly thereafter, and the loan was repaid
(principal and interest) in July 1996. This loan carried an interest rate of 12%, with a maturity date not to exceed
September 23, 1996. No warrants were attached to this particular debt offering.

For short term cash and credit requirements, the Company continues to use the credit revolver established in July 1995 through its local bank. The revolving line of credit continues to be used to cover short term cash needs, and the maximum credit available remains at $30,000. The credit facility remains in force at the time of this filing. Efforts will be made in 1997 to expand the credit limit available to the Company.

Also, as disclosed in Item 12 and elsewhere, in fourth quarter 1996 the President and Chief Executive Officer made a series of loans to the Company in an effort to provide short term working capital for projects and to stabilize cash flow. The outstanding loan balance at the end of 1996 was $84,500. In early January 1997, this balance was subsequently reduced to below $25,000. Refer to Note 11 (Related Party Transactions) for additonal details of this loan.

The Company retired three significant debt obligations in fourth quarter of 1996. In addition to retiring the April 1996 Loan (as described above), the Company also retired a $50,000 short term loan from its local bank, as well as a $45,000 loan from a customer. The Company will continue its efforts to remediate, consolidate, and retire its debt obligations into the next fiscal year.

The Company's cash position remained substantially the same at the end of 1996 compared to 1995. Cash as of December 31,1996 was at $3,111, down 1.6% from $3,162 as recorded at the end of 1995. Inventories decreased by $117,971 as of December 31, 1996. The year end inventory for 1996 was at $388,425, down 23.3% from the year end inventory noted on December 31, 1995. The change in inventory is a result of machine builds and the timing of orders undergoing assembly at the end of each fourth quarter. The comparison does not necessarily reflect any material change in the operating performance of the Company.

Total Assets increased 14.4% or $109,282 in 1996. The increase was primarily in two accounts, new Equipment Leased and Accounts Receivable. Accounts Receivable increased a substantial 44.2%, however the sales to receivable collection ratio actually declined. In 1996, the days collection period for average receivables was 36.8 days. In 1995 it was 38.3 days. The new equipment dollar increase of $180,626 was for new production equipment to increase production capacity.

Total Liabilities increased 22.3% or $183,114 in 1996. The increased financing was again primarily from two accounts, Long Term Capitalized Leases and a Note Payable to a related party. Because of the 1996 operating losses, liability financing was more than asset growth by $73,832. In terms of Current Liabilities, Accounts Payable increased 11.5% to $243,246 on December 31, 1996.

The Company made significant progress in 1996 with the continued introduction of its upper tier products, namely the PanelMASTER HS and the PanelROUTER SI. During the course of the year, the Company sold four PanelMASTER HS's and six PanelROUTER SI's, with two more of each model being shipped in the first quarter of 1997. Management believes that the market acceptance phase has progressed satisfactorily, and the prospects for receiving additional orders for the premium depaneling equipment is favorable at this time. In addition to the positive forecast, Management also believes that various re-engineering activities undertaken in the manufacturing area in fourth quarter 1996, will begin to show benefits in 1997. These re-engineering activities include: reductions in cycle times for equipment fabrication, substantial equipment upgrades in the machine shop, rapid response procurement and inventory procedures, quality defect reduction programs, performance enhancement projects for mechanical assemblies, electronics, and software, and cost containment /waste reduction projects throughout all levels of production. In addition, significant re-engineering projects have also been implemented within the administrative groups. As a result of these strategic initiatives, the favorable forecast for 1997, and a strong backlog through second quarter 1997, Management believes that the Company can continue as a going concern.

Looking forward, the Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, existing lines of credit, potential new lines of credit or equity financing. Although these sources of capital are expected to fund the Company's current operations through December 31, 1997, unless the Company returns to profitability, or develops these additional equity or debt sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrantholders. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurances that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's equity securities.

Backlog

As of March 28, 1997, the Company's backlog of orders was
$693,000, compared to $630,000 as of March 29,1996.   The
previous backlog was $380,000 on March 21, 1995.


ITEM 7.  FINANCIAL STATEMENTS
      See Financial Statements on pages F-1 through F-17.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.




                          PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      (a)   Identification of Directors and Executive Officers

Name and Position
in the Company                Age          Director Since

Alvin L. Katz                 67           October 1996
(Chairman of the Board
since October 1996, Director)

David J. Wolenski             35           September 1996
(President since
September 1996, Director)

David W. Orthman              46           February 1992
(Secretary-Treasurer,
Director)

Scott E. Salpeter             38           October 1996
(Director)

     The present term of office of each director will expire at the next annual meeting of shareholders. The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each Annual Meeting of Shareholders. Each executive officer holds office until his successor is duly elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws.

     See Item 12 for a description of understandings pursuant to which individuals were selected as a director of the Company.

           Business Experience. The following is a brief account of the business experience during the past five years of each director and executive officer:

Name of Director         Principal Occupation During the Last Five Years

Alvin L. Katz            Chairman of the Board since October 1996; Currently serving on the
                         Board of Directors of Amtech Systems, Inc., a public company engaged in the manufacture of capital equipment in the chip manufacturing business; Blimpie International, a publicly
                         held fast food franchise; Nastech Pharmaceutical Company, Inc., a public company engaged in the development of pharmaceuticals;
                         Foremost Industries, a public company engaged in the distribution and repair of commercial refrigeration; and Miller Industries, a publicly held real estate holding company; Also, from 1991 until the company sold in September 1992, Chief Executive Officer of Odessa
                         Engineering Corp., a company engaged in the manufacture of pollution monitoring equipment; and, since 1981, an adjunct professor of business management at Florida Atlantic University.


David J. Wolenski        President and Chief Executive Officer since September 1996;
                         Previously with Schuller International, Inc., a public company engaged in the manufacture of building materials (formerly Manville
                         Corporation) from July 1983 through July 1996; Manufacturing
                         Manager at Schuller's Corona, California facility, September
                         1994 through July 1996; Manager Quality Assurance for Manville
                         Corporation's Performance Materials Division, March 1991
                         through September 1994.


David W. Orthman         Director of Research and Development since April 1, 1992; Director of Special Projects from June 6, 1990 to March 31, 1992;
                         Vice President of the Company from January 1989 to June 1990; Chairman of the Board of Directors of the Company from March 1988 to
                         December 1988; President of the Company from October 1983 to
                         March 1988; Mr. Orthman developed the Model 18 and related products and technology, as well as the Models 24, 2-20 and 2-24;
                         also developed the PanelMASTER HS and PanelROUTER SI high speed depaneling systems and related products and technology.

Scott E. Salpeter        Senior Associate of Barber and Bronson Inc. since September 1996;
                         From 1993 until August 1996, Chief Financial Officer,
                         Treasurer, Vice President, and a Director of ECOS Group, Inc.
                         (formerly Evans Environmental Corp.), a public company engaged in environmental consulting and laboratory services; From 1988 through
                         1992, Chief Financial Officer of Alco International Group, Inc., a
                         public company engaged in marine transportation.




      Directorships

      Except as described above, no director of the Company is a director of any other Company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of
Section 15(d) of such Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.



      (b)   Identification of Certain Significant Employees

          N/A

      (c)   Family Relationships

            David W. Orthman and Marjorie Zimdars-Orthman are husband and wife. Ms Zimdars-Orthman was President and a
director of the Company until September 1996.   There are no
other family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

      (d)   Involvement in Legal Proceedings

           N/A

      (e)   Compliance with Section 16(a) of the Exchange Act

       Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the 1996 fiscal year and subsequently, all filing requirements applicable to its officers, directors, and greater than ten-percent shareholders were in compliance, with one exception involving late filings of
Form 3's.   Specifically the Form 3's for the new directors
who joined the Board in September 1996 and October 1996, were filed in April 1997.

ITEM 10.  EXECUTIVE COMPENSATION

       Summary Compensation Table.

      The following table shows information regarding compensation paid to the chief executive officers of the Registrant for the three years ending December 31, 1996:

                                    Annual COMPENSATION                      Long Term  Compensation
Name and Principal                                   Other Annual          Restricted Stock
Position               Year     Salary($)    Bonus   Compensation              Awards($)        Other
M. Zimdars-Orthman
CEO                    1996     26,300(1)    0       0                         None             None

CEO                    1995     39,500       0       0                         None             None

CEO                    1994     32,760       0       0                         7500             None


David J. Wolenski

CEO                    1996     13,000(2)    0       0                         5000             None


Note(1):   Marjorie Zimdars-Orthman was CEO through September 22, 1996;
the salary is prorated accordingly.

Note(2):   David J. Wolenski became CEO on September 23, 1996;
the salary shown is for the balance of the year.


Other Plans.

      There are no other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other renumeration or incentive plans in effect.

Long Term Incentive Plan.

      The Company has no long term incentive plans.


Compensation  of Directors.

      No compensation is currently being paid to members of the Board of Directors for their services as directors, execept for their salaries as reported above under executive officer compensation.



Employment Contracts and Termination of Employment and
 Change-in-Control Arrangements.

      The Company has no employment contracts with any executive officer. The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Security Ownership of Management.

      The following table sets forth, as of March 31, 1997, the number of shares of the Company's Common Stock beneficially owned by owner's of more than five percent of the Company's outstanding Common Stock who are known to the Company and the Directors of the Company, individually, and the Officers and Directors of the Company as a group, and the percentage of ownership of the outstanding Common Stock represented by such shares.

                                                     Amount and
                                                     Nature of
                                                          Beneficial        Percent
Name of Beneficial Owner        Position With Company     Ownership         of Class
David W. Orthman                Director,Director of      94,710(2)         20.1%
Marjorie A. Zimdars-Orthman(1)  Research & Development
7450 E. Jewell Ave., #A
Denver, Colorado 80231

David J. Wolenski               Director, President,       5,000             1.1%
7450 E. Jewell Ave., #A         Chief Executive Officer
Denver, Colorado 80231

Ron C. Carpenter                Chief Financial Officer    8,750             1.9%
7450 E. Jewell Ave., #A
Denver, Colorado 80231

Scott E. Salpeter
201 S. Biscayne Blvd. #2950     Director                       0               0
Miami, Florida 33131

Alvin L. Katz                   Director, Chairman        36,250(3)          7.4%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131


All Officers and Directors
as a Group (5 Persons)                                   144,710            29.7%

_________________

Steven N. Bronson                                        111,650(4)         22.9%
201 S. Biscayne Blvd. #2950    None
Miami, Florida 33131

James S. Cassel                None                       28,750(5)          5.9%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131


Note (1): Marjorie A. Zimdars-Orthman was President and Chief Executive Officer of the Company until September 22, 1996.

Note (2): Of the 94,710 shares beneficially owned by David W. Orthman and Marjorie A. Zimdars-Orthman, 79,090 shares are jointly held; another 10,000 shares are held by Marjorie A. Zimdars-Orthman and 5,620 shares are held by David W. Orthman.

Note (3): Of the 36,250 shares beneficially owned by Alvin L. Katz, 5,000 shares are in the name of his wife, Lenore Katz; 2,500 shares are held in general partnership (the partnership consists of 5,000 shares of common stock, with Alvin L. Katz maintaining a 1% ownership interest and Lenore Katz maintaining a 49% ownership interest in said partnership); 25,000 shares are in the form of warrants, exercisable at $1.00 per share through April 1, 2001; and 3,750 shares are in the form of warrants exercisable at $0.75 per share through October 10, 2001. Not included in this calculation are 8,772 shares due upon conversion of debentures, December 30, 1998.

Note (4): Of the 111,650 shares beneficially owned by Steven N. Bronson, 82,900 are in the form of common stock obtained through various transactions and previous exercise of warrants; 25,000 shares are in the form of warrants, exercisable at $1.00 per share through April 1, 2001, and 3,750 shares are in the form of warrants, exercisable at $0.75 per share through October 10, 2001. Not included in this calculation are 8,772 shares due upon conversion of debentures, December 30, 1998.

Note (5): All of the 28,750 shares beneficially owned by James S. Cassel are in the form of warrants, 25,000 of which are exercisable at $1.00 per share through April 1, 2001, and 3,750 of which are exercisable at $0.75 per share through October 10, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Transactions With Management and Others and Certain
       Business Relationships.



On September 23, 1996 the Company initiated a significant change in management by installing David J. Wolenski as President and Chief Executive Officer. Mr. Wolenski joined the Company following a fourteen year career with Schuller International, Inc. (formerly Manville Corp.) where he held positions in research, engineering, business development, quality assurance, and manufacturing. He succeeds Marjorie Zimdars-Orthman, who held the position of President and CEO since 1992. Ms. Zimdars-Orthman resigned from the position in order to assume a technical role within the Company and to address operational improvements needed within the Company's manufacturing division. Ron. C. Carpenter assumed the position of Chief Financial Officer.

Concurrent with Mr. Wolenski assuming the position of President and CEO, he was also appointed Director following the expansion of the OZO Board to four members. On
September 23, 1996, the OZO Board of Directors consisted of
Marjorie Zimdars-Orthman, Chairman of the Board; Ron C.
Carpenter, Secretary-Treasurer; David W. Orthman, and David
J. Wolenski.

Following his appointment as President, Mr. Wolenski negotiated the resolution of the April 1996 Loan which was secured through affiliates of Barber and Bronson
Incorporated. The resolution involved the repayment of $100,000 in short term debt which was due October 1, 1996.
The renegotiated terms provided for a lump sum payment of the principal in its entirety, as well as all accrued interest, on or before November 1, 1996. This transaction was completed on October 28, 1996, and the April 1996 Loan was subsequently retired. Following those negotiations, and as a part of the overall resolution reached with holders of the April 1996 Loan, Marjorie Zimdars-Orthman and Ron C. Carpenter resigned from the Board. Their resignations were effective immediately. At that time, the remaining directors, Messrs. Wolenski and David Orthman, elected Scott E. Salpeter and
Alvin L. Katz, to fill the resulting vacancies.  Both Mr.
Salpeter and Mr. Katz are affiliated with Barber and Bronson Incorporated. As of those actions, the Board of Directors consist of Alvin L. Katz, Chairman, David W. Orthman, Secretary-Treasurer, Scott E. Salpeter, and David J.
Wolenski, President.

Also, in fourth quarter 1996, the President and Chief Executive Officer made a series of loans to the Company in an effort to provide short term working capital for projects
and to stabilize cash flow.   The unsecured loans were made
to the Company at a financing rate that was comparable to that which could have been obtained through outside sources. This action was undertaken with the approval and concurrence
of the Board of Directors.   As a result of this
transaction, the outstanding loan balance at the end of 1996
was $84,500.   This balance was subsequently reduced to
below $25,000 in January 1997.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Financial Statements:

      Independent Auditors' Report
      Balance Sheet--As of December 31, 1996
      Statements of Operations--Years Ended December 31, 1996, and 1995 Statements of Stockholders' Deficiency--Years Ended December 31, 1995,
       and 1996
      Statements of Cash Flows for the Years Ended December 31, 1996, and 1995 Notes to Financial Statements



      (b)  8-K Reports:

                No 8-K reports were filed in the fourth quarter of 1996.


      (c)  Exhibits:

      3.1 Articles of Incorporation incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

      3.2 Amended Bylaws adopted June 1, 1987, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

      3.4 Articles of Amendment to Restated Articles of Incorporation dated March 7, 1991. Incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as
             Exhibit 3.4.

     10.1 OEM Purchase Agreement dated January 15, 1990, between the Company and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended
             December 31, 1989 as Exhibit 10.16.

     10.2 Form of Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

     10.3 Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as
             Exhibit 10.3.

     10.4 Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as
             Exhibit 10.4.

     10.5    Form of Promissory Note, 4/1/96, filed herewith.

     10.6    Form of Security Agreement, 4/1/96, filed herewith.

     10.7    Form of Common Stock Purchase Warrant, 4/1/96 filed herewith.

     10.8    Form of Promissory Note, 7/1/96, filed herewith.

     10.9 Form of 4/1/96 Promissory Note Extension, 10/17/96, filed herewith.

     10.10   Form of Common Stock Purchase Warrant, 10/10/96, filed herewith.

SIGNATURES



      In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  April 15, 1997.

                                OZO DIVERSIFIED AUTOMATION, INC.,
                                a Colorado corporation

                                By: David J. Wolenski

                                    David J. Wolenski
                                    President

      Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date                  Name and Title               Signature

April 15, 1997        David J. Wolenski            David J. Wolenski
                      Principal Executive Officer
                      Principal Financial Officer
                      Director

April 15, 1997        David W. Orthman             David W. Orthman
                      Secretary-Treasurer
                      Director

April 15, 1997        Alvin L. Katz                 Alvin L. Katz
                      Chairman of the Board
                      Director

April 15, 1997        Scott E. Salpeter             Scott E. Salpeter
                      Director


April 15, 1997        Ron C. Carpenter              Ron C. Carpenter
                      Principal Accounting Officer
                      Chief Financial Officer



                OZO DIVERSIFIED AUTOMATION, INC.
                 INDEX TO FINANCIAL STATEMENTS


                                                        PAGE

Independent Auditor's Report                             F-2

Balance Sheet
     December 31, 1996                                F-3 - F-4

Statements of Operations
     Years Ended December 31, 1996 and 1995              F-5

Statements of Stockholders' Deficiency
     Years Ended December 31, 1995 and 1996              F-6

Statements of Cash Flows
     Years Ended December 31, 1996 and 1995           F-7 - F-8

Notes to Financial Statements                         F-9 - F-17

                     INDEPENDENT AUDITOR'S REPORT



To The Board of Directors and Stockholders
OZO DIVERSIFIED AUTOMATION, INC.

We have audited the accompanying balance sheet of Ozo Diversified Automation, Inc. as of December 31, 1996 and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan  and  perform  the
audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement  presentation.   We believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ozo Diversified Automation, Inc. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
2 to the financial statements, the Company has suffered recurring losses from operations. This factor, and others discussed in Note 2, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                   WHEELER WASOFF, P.C.


Denver, Colorado
March 7, 1997

                   OZO DIVERSIFIED AUTOMATION, INC.
                             BALANCE SHEET
                           DECEMBER 31, 1996



                                ASSETS

   CURRENT ASSETS
     Cash                                               $    3,111
     Accounts receivable, (net of allowance
       for doubtful accounts of $6,500)                    257,775
     Inventories (Note 3)                                  388,425
     Prepaid expenses                                       11,385
                                                        ----------
       Total Current Assets                                660,696

   PROPERTY AND EQUIPMENT, at cost (Note 5)
     Manufacturing                                         149,328
     Furniture and fixtures                                156,958
     Assets under capitalized lease                        195,246
     Vehicle                                                10,820
                                                        ----------
                                                           512,352
     Less accumulated depreciation and
       amortization                                        326,199
                                                        ----------
                                                           186,153
                                                        ----------
   OTHER ASSETS
     Deferred financing costs, net                          16,254
                                                        ----------
                                                       $   863,103
                                                       -----------
                                                       -----------















         See accompanying notes to financial statements.

                   OZO DIVERSIFIED AUTOMATION, INC.
                       BALANCE SHEET (CONTINUED)
                           DECEMBER 31, 1996

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

   CURRENT LIABILITIES
     Note payable - bank                               $    28,000
     Note payable - officer                                 84,500
     Accounts payable - trade                              243,246
     Commissions payable                                    51,027
     Due to shareholders                                    54,545
     Accrued expenses                                       76,387
     Customer deposits                                      45,000
     Current portion of long term debt and
       capitalized lease obligations (Note 5)               34,607
                                                       -----------
       Total Current Liabilities                           617,312
                                                       -----------
   LONG TERM DEBT AND CAPITALIZED LEASE
       OBLIGATIONS (Note 5)                                387,387
                                                       -----------
   COMMITMENTS (Note 7)

   STOCKHOLDERS' DEFICIENCY, (Note 6)
     Preferred stock - $.10 par value
       authorized - 1,000,000 shares
       issued - none                                             -
     Common stock - $.10 par value
       authorized - 5,000,000 shares
       issued and outstanding - 458,164 shares              45,816
     Capital in excess of par value                      1,176,254
     Accumulated deficit                                (1,363,666)
                                                      ------------
                                                          (141,596)
                                                      ------------
                                                      $    863,103
                                                      ------------
                                                      ------------










           See accompanying notes to financial statements.

                   OZO DIVERSIFIED AUTOMATION, INC.
                    STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1996 AND 1995


                                         1996          1995
NET SALES                             $2,166,763    $1,736,938
COST OF SALES                          1,314,209     1,050,768
                                      ----------    ----------
     Gross profit                        852,554       686,170
                                      ----------    ----------
OPERATING EXPENSES
  General and administrative             231,127       232,536
  Marketing and sales                    497,575       482,849
  Research and development               159,570       164,757
                                      ----------    ----------
                                         888,272       880,142
                                      ----------    ----------
OTHER (EXPENSE) ITEMS
  Interest expense                       (45,114)      (25,876)
                                      ----------    ----------
NET (LOSS)                            $  (80,832)   $ (219,848)
                                      ----------    ----------
NET (LOSS) PER COMMON SHARE           $     (.18)   $     (.49)
                                      ----------    ----------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                     454,497       452,664
                                      ----------    ----------
                                      ----------    ----------




















              See accompanying notes to financial statements.

                        OZO DIVERSIFIED AUTOMATION, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1995 AND 1996


                                         COMMON STOCK
                                                                      CAPITAL IN
                                                                       EXCESS OF      ACCUMULATED
                                           SHARES         AMOUNT       PAR VALUE       DEFICIT


BALANCE,   JANUARY  1,  1995                452,664      $45,266      $1,169,804     $(1,062,986)

Net   Loss                                      -             -                -        (219,848)
                                            -------      -------      ----------     -----------
BALANCE,   DECEMBER  31,  1995              452,664       45,266       1,169,804      (1,282,834)

Issuance of common stock to
    officer  and  employee                    5,500          550           6,450                -

Net   Loss                                      -             -                -         (80,832)
                                            -------      -------      ----------     -----------
BALANCE,   DECEMBER  31,  1996              458,164      $45,816      $1,176,254     $(1,363,666)
                                            -------      -------      ----------     -----------
                                            -------      -------      ----------     -----------














              See accompanying notes to financial statements.

                     OZO DIVERSIFIED AUTOMATION, INC.
                         STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                   $ (80,832)   $(219,848)
  Adjustments to reconcile net (loss)
    to net cash (used) by operating
    activities
  Depreciation and amortization                   38,863       24,593
  Stock issuance                                   7,000            -
  Other                                           (4,522)       6,022
  Changes in assets and liabilities
    (Increase) decrease in accounts and
      notes receivable                           (72,293)      13,142
    Decrease (increase) in inventories           117,972     (252,305)
    Decrease in prepaids                           3,759        2,241
    Increase in accounts payable and
      accrued expenses                            60,542      214,049
    (Decrease) increase in deferred
      income and customer deposits              (113,118)     158,118
                                               ---------    ---------
  Net cash (used) by operating activities        (42,629)     (53,988)
                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (12,485)        (642)
                                               ---------    ---------
  Net cash (used) by investing activities        (12,485)        (642)
                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt and capital
    lease obligations                            (29,937)     (16,819)
  Proceeds from short-term borrowings            375,500      199,500
  Payment of short-term borrowings              (375,000)    (172,000)
  Proceeds from officer loan                     168,800            -
  Payment of officer loan                        (84,300)           -
                                               ---------    ---------
  Net cash provided by financing
    activities                                    55,063       10,681
                                               ---------    ---------
NET (DECREASE) IN CASH                               (51)     (43,949)

CASH, BEGINNING OF YEAR                            3,162       47,111
                                               ---------    ---------
CASH, END OF YEAR                              $   3,111    $   3,162
                                               ---------    ---------
                                               ---------    ---------





         See accompanying notes to financial statements.




                OZO DIVERSIFIED AUTOMATION, INC.
              STATEMENTS OF CASH FLOWS (CONTINUED)
             YEARS ENDED DECEMBER 31, 1996 AND 1995



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The  Company  paid  cash  for  interest  on  long-term  debt  of   $41,568
and  $19,501  during  the  years  ended  December  31,  1996   and   1995,
respectively.


SUPPLEMENTAL    SCHEDULE    OF    NON-CASH    INVESTING    AND    FINANCING
ACTIVITIES

In 1996 and 1995, the Company acquired equipment by entering into lease obligations of $180,626 and $14,620, respectively.

In 1996 the Company issued 5,500 shares of common stock, valued at $7,000, to an officer and employee of the Company. See Note 6 for additional details.































            See accompanying notes to financial statements.



                   OZO DIVERSIFIED AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION

                 Ozo Diversified Automation, Inc. (the Company) was incorporated under the laws of the State of Colorado on October 13, 1983. The Company is engaged in the design, manufacture, and marketing of computer controlled manufacturing and machining equipment predominately to entities in North America and the Pacific Rim.


          INVENTORIES

                 Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          WARRANTY COSTS

                 The Company provides a warranty on products sold for a period of one year from the date of sale. Estimated warranty costs are charged to cost of sales at the time of sale.

          PROPERTY AND EQUIPMENT

                  Property and equipment is stated at cost. Depreciation and amortization of assets under capital lease is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years.


                   Expenditures for  replacements, renewals and
          betterments are capitalized.   Maintenance and repairs
          are charged to operations as incurred.

                  Depreciation expense and amortization of assets under capital lease was $30,737 and $16,466 for the years ended December 31, 1996 and 1995, respectively.

          RESEARCH AND DEVELOPMENT

                 Expenditures for the research and development of new products are charged to operations as they are incurred.









                       OZO DIVERSIFIED AUTOMATION, INC.
                        NOTES TO FINANCIAL STATEMENTS



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          DEFERRED FINANCING COSTS

                 Deferred   financing   costs  include   fees   and   costs
          incurred   in  conjunction  with  the  Company's   sale   of   9%
          convertible   notes  (Note  5).   These  fees   and   costs   are
          being   amortized   over  the  term  of  the   respective   loans
          on    a   basis   which   approximates   the   interest   method.
          Accumulated    amorti-zation   of   deferred   financing    costs
          was   $24,380   at  December  31,  1996.   Unamortized   deferred
          financing   fees   are   written-off   when   debt   is   retired
          before the maturity date.

          INCOME TAXES

                  The    Company    has   adopted   the    provisions    of
          Statement     of    Financial    Accounting    Standards     109,
          "Accounting   for   Income  Taxes"  ("SFAS   109").    SFAS   109
          requires   recognition   of   deferred   tax   liabilities    and
          assets   for   the   expected   future   tax   consequences    of
          events    that    have   been   included   in    the    financial
          statements   or   tax   returns.    Under   this   method,    the
          deferred    tax    liabilities   and   assets   are    determined
          based   on   the  difference  between  the  financial   statement
          and   tax   basis   of  assets  and  liabilities  using   enacted
          tax    rates   in   effect   for   the   year   in   which    the
          differences are expected to reverse.

          LOSS PER SHARE

                 Loss   per   common  share  is  computed  based   on   the
          weighted    average   number   of   common   shares   outstanding
          during     each     period.     Common     stock     equivalents,
          consisting   of   warrants   and  convertible   debt,   are   not
          considered  in  the  calcula-tion  of  net  loss  per  share   as
          their inclusion would be antidilutive.

          CASH EQUIVALENTS

                 For   purposes  of  reporting  cash  flows,  the   Company
          considers    as    cash    equivalents    all    highly    liquid
          investments  with  a  maturity  of  three  months  or   less   at
          the time of purchase.









                      OZO DIVERSIFIED AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          USE OF ESTIMATES

                  The    preparation    of    financial    statements    in
          conformity      with      generally      accepted      accounting
          principles   requires   management   to   make   estimates    and
          assumptions   that   affect  the  reported  amounts   of   assets
          and   liabilities  and  disclosure  of  contingent   assets   and
          liabilities   at  the  date  of  the  financial  statements   and
          reported   amounts   of   revenues  and   expenses   during   the
          reporting    period.    Actual   results   could   differ    from
          those estimates.

          SHARE BASED COMPENSATION

                 In   October  1995,  Statement  of  Financial   Accounting
          Standards    (SFAS)   No.   123   "Accounting   for   Stock-Based
          Compensation"   was   issued.   This  new  standard   defines   a
          fair   value   based  method  of  accounting  for   an   employee
          stock    option    or    similar   equity    instrument.     This
          statement    gives    entities   a    choice    of    recognizing
          related   compensation   expense  by  adopting   the   new   fair
          value   method   or   to   continue   to   measure   compensation
          using    the    intrinsic   value   approach   under   Accounting
          Principles   Board  (APB)  Opinion  No.  25.   The  Company   has
          elected   to   Utilize   APB   No.  25   for   measurement;   and
          will,   pursuant   to  SFAS  No.  123,  disclose   supplementally
          the   pro   forma  effects  on  net  income  and   earnings   per
          share of using the new measurement criteria.


NOTE 2 -  BASIS OF ACCOUNTING

                  The   accompanying   financial   statements   have   been
          prepared     on    the    basis    of    accounting    principles
          applicable   to   a   going   concern  which   contemplates   the
          realization   of   assets  and  extinguishment   of   liabilities
          in   the   normal   course  of  business.   As   shown   in   the
          accompanying    financial    statements,    the    Company    has
          incurred   a   net   loss   of   $80,832   for   1996   and   has
          accumulated   a   deficit   of   $1,363,666   through    December
          31,   1996.    These   factors,  among   others,   may   indicate
          that    the    Company   may   be   unable   to    continue    in
          existence.    The Company's  financial  statements do not include
          any  adjustments related to the carrying value of assets or the






                       OZO DIVERSIFIED AUTOMATION, INC.
                        NOTES TO FINANCIAL STATEMENTS



NOTE 2 -  BASIS OF ACCOUNTING (CONTINUED)


          amount and classification of liabilities that might be necessary
          should   the   Company  be  unable  to  continue  in   existence.
          The  Company's  ability  to  establish  itself  as  a  going
          concern    is   dependent   on   its   ability   to  meet   its
          financing    require-ments   and   ultimately  to   achieve
          profitable operations.

                  Management   is   continuing   its   programs   of   cost
          control   and   containment;  installing   new   production   and
          budgetary    controls    in    all   aspects    of    operations;
          expanding    its   marketing   efforts,   especially    on    new
          products,     and    pursuing    additional    financing     from
          outside     sources.     Management    believes    that     these
          actions   presently   being  taken  to   revise   the   Company's
          operating     and    financial    requirements    provide     the
          opportunity to continue as a going concern.


NOTE 3 -  INVENTORIES

          Inventories   at  December  31,  1996   consist   of   the
          following:

          Raw materials                         $311,989
          Work in process and components          76,436
          Finished goods                               -
                                                --------
                                                $388,425
                                                --------
                                                --------


NOTE 4 -  NOTE PAYABLE - BANK

                Note  payable  -  bank  consists  of  the  balance  due  on
          a   revolving  line  of  credit  from  a  commercial  bank.   The
          note matures in July 2000, and is repayable monthly at the rate of a 2% principal reduction and interest thereon. Interest on the note is 2% above the prime interest rate. The note is secured by substantially all assets of the Company including receivables, inventory and equipment and is personally guaranteed by certain present and/or former officers/directors of the Company.

                  OZO DIVERSIFIED AUTOMATION, INC.
                   NOTES TO FINANCIAL STATEMENTS


NOTE 4 -  NOTE PAYABLE - BANK (CONTINUED)

                 At   December   31,   1996,   the   Company   had   $2,000
          available to be drawn upon under the line of credit.


NOTE 5 -  LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATION

          Long   term   debt   and  capitalized  lease  obligations
          consist of the following at December 31, 1996:

          9% unsecured convertible notes,
            due December 30, 1998,
            interest payable quarterly               $120,000

          9% unsecured non-convertible
            notes, due December 30, 1998,
            interest payable quarterly                120,000

          Capitalized lease obligations
            with interest at 8.76% to 10.1%,
            repayable in monthly install-
            ments of an aggregate $4,278;
            collateralized by the under-
            lying equipment                           181,994
                                                     --------
                                                      421,994

          Less current portion                         34,607
                                                     --------
                                                     $387,387
                                                     --------
                                                     --------

          The aggregate maturities of long term debt,
          including   capitalized   lease  obligations, over the next
          five years are as follows:  1997  -  $34,607;  1998  -  $276,949;
          1999  -  $36,673;   2000   -   $40,555;  2001  -   $33,210.

                        OZO DIVERSIFED AUTOMATION, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 5 -  LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATION
          (CONTINUED)

                 Future minimum payments on capitalized leases are as follows:

          Year ending December 31,

               1997                               $ 51,337
               1998                                 50,081
               1999                                 46,164
               2000                                 46,164
               2001                                 34,623

                                                   228,369

          Less amount representing interest         46,375

          Present value of net minimum lease
           payments including current
           maturity                               $181,994


                 The 9% notes represent gross proceeds from a private placement of $240,000 of units completed in
          December 1993. In conjunction with the offering, warrants to purchase 110,000 shares of common stock at $2.00 per share were issued. In 1994, warrants were exercised at a reduced price of $1.00 per share for 100,000 shares. At December 31, 1996 10,000 warrants, exercisable at $2.00 per share through December 30,
          1998,    are    out-standing.    The   convertible   notes    are
          convertible into shares of the Company's common stock at $1.14 per share through December 30, 1998.


NOTE 6 -  STOCKHOLDERS' EQUITY

          COMMON STOCK

                 In  1996  the  Company  issued  5,000  shares   of   its
          common   stock   to  its  President,  valued  at  $6,250   ($1.25
          per   share);   and  500  shares  to  an  employee,   valued   at
          $750 ($1.50 per share).

                      OZO DIVERSIFIED AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS



NOTE 6 -  STOCKHOLDERS' EQUITY (CONTINUED)


          WARRANTS

                 At   December   31,   1996  the   Company   had   warrants
          outstanding   to   purchase  shares  of  the   Company's   common
          stock as follows:

                       -       10,000    shares   at   $2.00   per    share
               expiring   December   30,   1998;  issued   in   conjunction
               with 9% notes.

                       -       100,000   shares   at   $1.00   per   share,
               expiring    April    1,   2001;   issued    in    1996    in
               conjunction with short-term borrowings.

                       - 15,000 shares at $.75 per share, expiring October 1, 2001; issued in conjunction with granting an extension on the due date of short-term borrowings.


NOTE 7 -  COMMITMENTS

                  The   Company   has   entered   into   a   non-cancelable
          lease    for   office   and   production   facilities.    Minimum
          payments due under this lease are as follows:

          Year ending December 31,

               1997                               $ 47,755
               1998                                 50,618
               1999                                 51,456
               2000                                  8,600

                 Rent  expense  was  $38,340  and  $43,408  for  1996   and
          1995, respectively.

                          OZO DIVERSIFIED AUTOMATION, INC.
                           NOTES TO FINANCIAL STATEMENTS



NOTE 8 -  SEGMENT INFORMATION

                 Foreign   sales   represent   export   sales,   and   were
          approximately  47%  and  46%  of  net  sales  revenue   for   the
          years ended December 31, 1996 and 1995, respectively.

                 Export  sales  of  systems,  by  geographic  region,   are
          as follows:

                                   1996            1995
          Pacific Rim           $ 535,000       $ 666,000
          South America           155,000          95,000
          Asia                    140,000          45,000
          Europe                  115,000               -
                                ---------       ---------
                                $ 945,000       $ 806,000

                 Sales   by   two   distributors   in   the   Pacific   Rim
          represented   13%  and  8%  for  1996,  and  21%  and   15%   for
          1995, of total Company sales in each of those years.


NOTE 9 -  INCOME TAXES

                  At   December  31,  1996,  the  Company  has   net
          operating   loss   carryforwards  totaling   approximately
          $1,165,000  that  may   be   offset  against  future  taxable
          income   through   2011   and  research   and   development
          credits of approximately $51,000 expiring through 2011.

                 The  Company  has  fully  reserved  the  tax  benefits  of
          these   operating    losses    and    credits    because     the
          likelihood  of  realization  of  the  tax  benefits   cannot   be
          determined.    These    carryforwards   and   credits   are
          subject to review by the Internal Revenue Service.

                 The   $287,000  tax  benefit  of  the  loss   carryforward
          and tax credits has been offset by a valuation allowance of the same amount. Of the total tax benefit, $21,000 is attributable to 1996.

                          OZO DIVERSIFIED AUTOMATION, INC.
                           NOTES TO FINANCIAL STATEMENTS




NOTE 9 -  INCOME TAXES (CONTINUED)

                   Temporary differences between the time of reporting certain items for financial and tax reporting purposes, primarily from using different methods of reporting depreciation costs and warranty and vacation accruals, are not considered significant by management of the Company.


NOTE 10 - FINANCIAL INSTRUMENTS

          FAIR VALUE

                 The carrying amount reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

          CONCENTRATION OF CREDIT RISK

                  Financial    instruments   which   potentially    subject
          the Company to concentrations of credit risk consist principally of trade accounts receivable. Credit risk with respect to these receivables is generally diver-sified due to the number of entities comprising the Company's customer base and their dispersion across many different industries and geographies.


NOTE 11 - RELATED PARTY TRANSACTIONS

                 During   1996   the  President  of  the   Company   loaned
          the Company an aggregate $168,800 under an unsecured line of credit note, due November 16, 1996 with interest at prime plus 2.5%. The President has not made demand for payment under the note, and at December
          31,    1996    $84,500   was   outstanding   under    the    loan
          agreement.

                 At  December  31,  1996  and  1995  the  former  President
          of   the   Company  had  accrued  wages  and  advances   due   of
          $54,545 and $32,795, respectively.

                               EXHIBIT INDEX

Exhibit                                                                   Page
 No.      Document                                                         No.

 3.1      Articles of Incorporation incorporated by reference to          N/A
          Registration Statement No. 33-13074-D as Exhibit 3.1.

 3.2 Amended Bylaws adopted June 1, 1987, incorporated by reference N/A to Annual Report on Form 10-K for the fiscal year ended
          December 31, 1987 as Exhibit 3.2.

 3.4      Articles of Amendment to Restated Articles of Incorporation     N/A
          dated March 7, 1991.  Incorporated by reference to Annual
          Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

 10.1     OEM Purchase Agreement dated January 15, 1990, between the      N/A
          Company and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended
          December 31, 1989 as Exhibit 10.16.

 10.2 Form of Convertible Promissory Note, 12/30/93 Private Placement N/A incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

 10.3     Form of Non-Convertible Promissory Note, 12/30/93 Private       N/A
          Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as
          Exhibit 10.3.

 10.4 Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 N/A Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as
          Exhibit 10.4.

 10.5     Form of Promissory Note, 4/1/96, filed herewith.

 10.6     Form of Security Agreement, 4/1/96, filed herewith.

 10.7     Form of Common Stock Purchase Warrant, 4/1/96 filed herewith.

 10.8     Form of Promissory Note, 7/1/96, filed herewith.

 10.9 Form of 4/1/96 Promissory Note Extension, 10/17/96, filed herewith.

 10.10 Form of Common Stock Purchase Warrant, 10/10/96, filed herewith.