Form 10QSB
period 1997-03-31
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1997-05-15
CIK 812152

                                FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

  (Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

     [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE EXCHANGE ACT

  For the transition period from _______________ to ______________


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

Yes    X          No

As of March 31, 1997, Registrant had 458,164 shares of its $.10 par value common stock outstanding.

                   PART I - FINANCIAL INFORMATION

                   OZO Diversified Automation, Inc.
                           BALANCE SHEETS
                               ASSETS

                                             March 31,       December 31,
                                               1997                1996
                                            (Unaudited)

CURRENT ASSETS
  Cash                                     $      1,361      $       3,111
  Accounts and notes receivable, net
    of allowance for doubtful accounts
    of $6,500                                   352,595            257,775
  Inventories (Note 3)                          292,286            388,425
  Prepaid expenses                                  500             11,385
  Other                                           2,082                  0
                                           ------------      -------------

      Total Current Assets                      648,824            660,696
                                           ------------      -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                 150,452            149,328
  Furniture and Fixtures                        156,958            156,958
  Capitalized Lease                             195,246            195,246
  Leasehold Improvements                          3,353                  0
  Vehicle                                        10,820             10,820
                                           ------------      -------------
                                                516,829            512,352


    Less accumulated depreciation               337,611            326,199
                                           ------------      -------------
      Total Property and Equipment              179,218            186,153

OTHER ASSETS
  Deferred Financing Costs                       14,297             16,254
                                           ------------      -------------

      Total Assets                         $    842,339      $     863,103
                                           ------------      -------------
                                           ------------      -------------








                 See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.
                           BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                             March 31,       December 31,
                                               1997              1996
                                            (Unaudited)
CURRENT LIABILITIES
  Current portion of notes payable         $     50,871      $    34,607

  Accounts payable and accrued expenses         429,240          470,205
  Note payable  Bank                             30,000           28,000
  Note payable - Officer                         84,000           84,500
                                           ------------      -----------
     Total Current Liabilities                  594,111          617,312
                                           ------------      -----------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                            358,289          387,387
                                           ------------      -----------
      Total Liabilities                         952,400        1,004,699
                                           ------------      -----------

SHAREHOLDERS' DEFICIENCY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding
       458,164 shares                            45,816           45,816
  Capital in excess of par value              1,176,254        1,176,254
  Accumulated deficit                        (1,332,131)      (1,363,666)
                                          -------------      -----------
      Total Shareholders Deficiency            (110,061)        (141,596)

      Total Liabilities &
        Stockholders' Deficiency          $     842,339      $   863,103
                                          -------------      -----------
                                          -------------      -----------








                 See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.


                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               1997              1996
Net Sales                                 $    676,044      $    712,550
Cost of Sales                                  386,659           380,413
                                          ------------      ------------
Gross Profit                                   289,385           332,137
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                            105,096           129,867
  Research & Development                        37,914            40,371
  General and Administrative                   114,840           136,537
                                          ------------      ------------
                                               257,850           306,775
                                          ------------      ------------
Income before taxes                             31,535            25,362

Provision for Income Taxes                       6,307             5,072

Tax Benefit of Operating
  Loss Carry Forward                            (6,307)           (5,072)
                                          ------------      ------------

NET INCOME                                $     31,535      $     25,362
                                          ------------      ------------
                                          ------------      ------------
EARNINGS PER SHARE                        $       0.07      $       0.06
                                          ------------      ------------
                                          ------------      ------------
















                See notes to financial statements

                 OZO DIVERSIFIED AUTOMATION, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               1997              1996
Cash flows from operating activities:
  Net Income                               $    31,535       $    25,362
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
     Depreciation                               11,412             3,388
     Amortization of deferred
      financing costs                            1,957             1,957
     Other                                      (2,082)           (2,082)
     Decrease (increase) in assets:
       Accounts receivable                     (94,820)         (145,936)
       Inventories                              96,139            86,845
       Prepaid expenses                         10,885            15,144

     Increase (decrease) in accounts
       payable and accrued expenses            (39,465)           37,337
                                           -----------       -----------
     Total adjustments                         (15,974)           (3,347)
                                           -----------       -----------
    Net cash used in operating
     activities                                 15,561            22,015
                                           -----------       -----------
Cash flows from investing activities:
    Capital Expenditures                        (4,476)                0
                                           -----------       -----------
    Net cash provided (used) in
     investing activities                       (4,476)                0
                                           -----------       -----------

Cash flows from financing activities:
    Increase (decrease) in notes payable       (12,835)           (5,541)
                                           -----------       -----------

      Net cash provided (used) by
       financing activities                    (12,835)           (5,541)
                                           -----------       -----------

Net increase (decrease) in cash                 (1,750)           16,474

Cash at beginning of period                      3,111             3,162
                                           -----------       -----------
Cash at end of period                      $     1,361       $    19,636
                                           -----------       -----------
                                           -----------       -----------

                  See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                     NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)


In the opinion of management of OZO Diversified Automation, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and changes in financial position for the three months ended March 31, 1997.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended
December 31, 1996.

NOTE 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

NOTE 2 -   Income Taxes:

           At December 31, 1996, the Company had net operating loss carryforwards totaling approximately $1,165,000 that may be offset against future taxable income through 2011 and research and development credits of approximately $51,000 expiring through 2011.

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

NOTE 3 -   Inventories:

                                                 March 31,     December 31,
                                                   1997            1996
                    Raw Materials            $     239,683     $    311,989
                    Work in process                 44,823           76,436
                    Finished Goods                   7,780                0
                                             -------------     ------------
                                             $     292,286     $    388,425


                  MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS



For the first three months ended March 31,1997, the Company had revenues of $676,044, a 5.1% decrease from revenues of $712,550 recorded for the comparable period in 1996. The decrease in revenues is due in part to delays in the receipt of equipment orders for domestic sales, as well as soft economic conditions in various Far Eastern markets where sales have been historically strong.
In both cases, Management expects that revenues will increase over time, as the Far Eastern business sectors recover, and as delayed equipment orders become rescheduled during future time periods.

Despite the slight decrease in total revenues reported during the first quarter of 1997, the Company posted earnings of $31,535, a 24.3% improvement over net income of $25,362 reported during the same period in 1996. Earnings per share during this period improved to $0.07, compared to $0.06 which was recorded during first quarter of 1996. The improvement in net earnings can be attributed to modest price increases (secured for the Company's products early in the year), aggressive cost containment efforts adopted by Management in fourth quarter of 1996 and continuing into 1997, as well as the realization of benefits resulting from numerous re-engineering projects that the Company has actively pursued over the past six months. These re-engineering activities include improvements in manufacturing cycle times, upgrades in production equipment, enhanced procurement and inventory procedures, quality defect reduction programs, and numerous machine reliability initiatives. Management intends to continue the re-engineering process, both in the Company's manufacturing group, as well as in various administrative departments.

From a business perspective, the Company continues to focus on the depaneling application as the primary market for its premium routing equipment, the PanelMASTER HS and the PanelROUTER SI. In February the Company attended the NEPCON West trade show, where both products were displayed and demonstrated. Feedback from trade show attendees, existing customers, and prospective buyers remains positive, and Management believes that the market acceptance phase for its upper tier products has progressed satisfactorily. The premium products were developed by the Company over the past three years in order to remain competitive in a marketplace that demands increasing speed and performance, and enhanced functionality in terms of factory automation and fixturing.

As of May 8, 1997 the Company had a backlog of open orders of approximately $409,000, compared to a backlog of $490,000 on the same date in 1996. The current backlog combined with the forecast of orders in subsequent quarters, in Managements opinion, provide the opportunity for the Company to continue as a going concern.

                      PART II - OTHER INFORMATION

                    OZO Diversified Automation, Inc.



Items 1- 5       Not Applicable.


Item  6          Exhibits and Reports on Form 8-K

                 a)  Exhibits  none.

                 b) No Reports on Form 8-K were filed during the quarter ending March 31, 1997.


Item  7          Not Applicable








                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



OZO DIVERSIFIED AUTOMATION, INC.





By:     David J. Wolenski                         Ron C. Carpenter

        David J. Wolenski                         Ron C. Carpenter
        Principal Executive Officer               Principal Accounting Officer
        Principal Financial Officer               Chief Financial Officer





Dated:  May 15, 1997