Form 10QSB
period 1997-06-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1997-08-12
CIK 812152

                                FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

  (Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

Yes    X          No

As of June 30, 1997, Registrant had 458,164 shares of its $.10 par value common stock outstanding.

                   PART I - FINANCIAL INFORMATION

                   OZO Diversified Automation, Inc.
                           BALANCE SHEETS
                               ASSETS

                                              June 30,       December 31,
                                               1997                1996
                                            (Unaudited)

CURRENT ASSETS
  Cash                                     $     37,975      $       3,111
  Accounts and notes receivable, net
    of allowance for doubtful accounts
    of $5,016                                   301,886            257,775
  Inventories (Note 3)                          295,889            388,425
  Prepaid expenses                                1,000             11,385
  Other                                           2,082                  0
                                           ------------      -------------

      Total Current Assets                      638,832            660,696
                                           ------------      -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                 151,953            149,328
  Furniture and Fixtures                        156,958            156,958
  Capitalized Lease                             195,246            195,246
  Leasehold Improvements                          3,353                  0
  Vehicle                                        10,820             10,820
                                           ------------      -------------
                                                518,330            512,352


    Less accumulated depreciation               349,012            326,199
                                           ------------      -------------
      Total Property and Equipment              169,318            186,153

OTHER ASSETS
  Deferred Financing Costs                       12,340             16,254
                                           ------------      -------------

      Total Assets                         $    820,490      $     863,103
                                           ------------      -------------
                                           ------------      -------------








                 See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.
                           BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                             June 30,       December 31,
                                               1997              1996
                                            (Unaudited)
CURRENT LIABILITIES
  Current portion of notes payable         $     51,336      $    34,607

  Accounts payable and accrued expenses         474,136          470,205
  Note payable  Bank                             30,000           28,000
  Note payable - Officer                              0           84,500
                                           ------------      -----------
     Total Current Liabilities                  555,472          617,312
                                           ------------      -----------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                            344,996          387,387
                                           ------------      -----------
      Total Liabilities                         900,468        1,004,699
                                           ------------      -----------

SHAREHOLDERS' DEFICIENCY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding
       458,164 shares                            45,816           45,816
  Capital in excess of par value              1,176,254        1,176,254
  Accumulated deficit                        (1,302,048)      (1,363,666)
                                          -------------      -----------
      Total Shareholders' Deficiency            (79,978)        (141,596)

      Total Liabilities &
        Stockholders' Deficiency          $     820,490      $   863,103
                                          -------------      -----------
                                          -------------      -----------








                 See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.


                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                 Six Months Ended
                                                      June 30,
                                               1997              1996
Net Sales                                 $  1,428,189      $  1,072,048
Cost of Sales                                  827,148           589,527
                                          ------------      ------------
Gross Profit                                   601,041           482,521
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                            212,084           204,100
  Research & Development                        77,322            81,309
  General and Administrative                   250,017           286,071
                                          ------------      ------------
                                               539,423           571,480
                                          ------------      ------------
Income (loss) before taxes                      61,618           (88,959)

Provision for Income Taxes                      12,324                 -

Tax Benefit of Operating
  Loss Carry Forward                           (12,324)                -
                                          ------------      ------------

NET INCOME (LOSS)                         $     61,618      $    (88,959)
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER SHARE               $       0.13      $      (0.20)
                                          ------------      ------------
                                          ------------      ------------















                See notes to financial statements

                 OZO DIVERSIFIED AUTOMATION, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                               1997              1996
Cash flows from operating activities:
  Net Income (Loss)                        $    61,618       $   (88,959)
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
     Depreciation                               22,814             6,591
     Amortization of deferred
      financing costs                            3,913             3,913
     Other                                      (2,082)           (9,548)
     Decrease (increase) in assets:
       Accounts receivable                     (44,112)           44,621
       Inventories                              92,536            84,731
       Prepaid expenses                         10,385             6,844

     (Decrease) in accounts
       payable and accrued expenses            (78,569)         (129,313)
                                           -----------       -----------
     Total adjustments                           4,885            7,839
                                           -----------       -----------
    Net cash provided (used) in
     operating activities                       66,503           (81,120)
                                           -----------       -----------
Cash flows from investing activities:
    Capital Expenditures                        (5,977)           (2,895)
                                           -----------       -----------
    Net cash (used) in
     investing activities                       (5,977)           (2,895)
                                           -----------       -----------

Cash flows from financing activities:
    (Decrease) increase in notes payable       (25,662)           88,904
                                           -----------       -----------

      Net cash (used) provided by
       financing activities                    (25,662)           88,904
                                           -----------       -----------

Net increase in cash                            34,864             4,889

Cash at beginning of period                      3,111             3,162
                                           -----------       -----------
Cash at end of period                      $    37,975       $     8,051
                                           -----------       -----------
                                           -----------       -----------

                  See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                   Three Months Ended
                                                        June 30,

                                               1997          1996
Net Sales                                  $   752,146       $   359,497
Cost of Sales                                  440,489           209,114
                                           -----------       -----------
Gross Profit                                   311,657           150,383

Operating Expenses:
     Marketing & Sales                         109,037            73,862
     Research & Development                     39,408            41,118
     General and Administrative                133,127           149,724
                                           -----------       -----------
                                               281,572           264,704
                                           -----------       -----------
Income (loss) before Taxes                      30,085          (114,321)

Provision for Income Taxes                       6,017                 -

Tax Benefit of Operating
   Loss Carry Forward                           (6,017)                -
                                           -----------       -----------
NET INCOME (LOSS)                          $    30,085       $  (114,321)
                                           -----------       -----------
                                           -----------       -----------
NET INCOME (LOSS) PER SHARE                $      0.07       $     (0.25)
                                           -----------       -----------
                                           -----------       -----------

















                     See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                     NOTES TO FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (UNAUDITED)


In the opinion of management of OZO Diversified Automation, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations and changes in financial position for the six months ended June 30, 1997.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

NOTE 3 -   Inventories:

                                                  June 30,     December 31,
                                                   1997            1996
                    Raw Materials            $     265,696     $    311,989
                    Work in process                 14,884           76,436
                    Finished Goods                  15,309                0
                                             -------------     ------------
                                             $     295,889     $    388,425
                                             -------------     ------------
                                             -------------     ------------

                  MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS



For the six months ended June 30,1997, the Company had revenues of $1,428,189, an increase of 33% over the comparable period in 1996. During the quarter ended June 30, 1997, the Company recorded sales of $752,146, an increase of 109% over the same quarter in the previous year. The increase in revenues can be attributed to several factors, including but not limited to, a favorable marketplace where the demand for electronic goods (and hence the Company's products) continues to grow steadily; realization of benefits from an aggressive marketing campaign aimed at achieving top line growth; and, to a lesser extent, receipt of orders in second quarter that were delayed at the customer's request from the first quarter of 1997.

The Company posted earnings of $61,618 for the six months ended June 30, 1997. This is in comparison to a loss of $88,959 for the six months ended June 30, 1996. Earnings per share during this period improved to $0.13, compared to a loss of $0.20 recorded during the first half of 1996. On a quarterly basis, earnings for the three months ended June 30, 1997 were $30,085, compared to a loss of $114,321 for the same three months in 1996. In addition to a favorable sales growth for new systems, the Company is also enjoying a resurgence in its parts and service businesses, as the number of systems installed worldwide continues to increase. As reported earlier, net earnings have also been favorably impacted by price increases secured for the Company's products (beginning in first quarter), aggressive cost containment efforts adopted by Management in fourth quarter of 1996 and continuing into 1997, as well as the realization of benefits resulting from numerous re-engineering projects that the Company has actively pursued over the past nine months.

In terms of business outlook, the Company continues to focus on the depaneling application as the primary market for its premium routing equipment, the PanelMASTER HS and the PanelROUTER SI. In June the Company attended the NEPCON East trade show where the newly designed PanelMASTER HS was introduced and demonstrated. The new design was extremely well-received, with the product receiving favorable feedback from trade show attendees, customers, and industry representatives. The Company will continue its efforts to improve quality, performance, and overall reliability on all core product lines.

As of July 28, 1997 the Company had a backlog of open orders of approximately $336,000, compared to a backlog of $557,000 on August 12, 1996. The current backlog combined with the forecast of orders in subsequent quarters, in Management's opinion, provide the opportunity for the Company to continue as a going concern.

Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand and acceptance, market competition, and risks inherent in the Company's international operations. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

                      PART II - OTHER INFORMATION

                    OZO Diversified Automation, Inc.



Items 1- 5       Not Applicable.


Item  6          Exhibits and Reports on Form 8-K

                 a)  Exhibits  none.

                 b) No Reports on Form 8-K were filed during the quarter ending June 30, 1997.


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



Dated:  August 12, 1997