Form 10QSB
period 1997-09-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1997-11-14
CIK 812152

                                FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

  (Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Yes    X          No

As of September 30, 1997, Registrant had 458,164 shares of its $.10 par value common stock outstanding.

                   PART I - FINANCIAL INFORMATION

                   OZO Diversified Automation, Inc.
                           BALANCE SHEETS
                               ASSETS

                                          September 30,       December 31,
                                               1997                1996
                                            (Unaudited)

CURRENT ASSETS
  Cash                                     $        525      $       3,111
  Accounts and notes receivable, net
    of allowance for doubtful accounts
    of $5,016                                   455,754            257,775
  Inventories (Note 3)                          255,204            388,425
  Prepaid expenses                                9,475             11,385
  Other                                           2,082                  0
                                           ------------      -------------

      Total Current Assets                      723,040            660,696
                                           ------------      -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                 151,953            149,328
  Furniture and Fixtures                        158,537            156,958
  Capitalized Lease                             195,246            195,246
  Leasehold Improvements                          5,010                  0
  Vehicle                                        10,820             10,820
                                           ------------      -------------
                                                521,566            512,352


    Less accumulated depreciation               360,782            326,199
                                           ------------      -------------
      Total Property and Equipment              160,784            186,153

OTHER ASSETS
  Deferred Financing Costs                       10,383             16,254
                                           ------------      -------------

      Total Assets                         $    894,207      $     863,103
                                           ------------      -------------
                                           ------------      -------------







                 See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.
                           BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                         September 30,       December 31,
                                               1997              1996
                                            (Unaudited)
CURRENT LIABILITIES
  Current portion of notes payable         $     47,869      $    34,607

  Accounts payable and accrued expenses         498,897          470,205
  Note payable  Bank                             28,812           28,000
  Note payable - Officer                         50,000           84,500
                                           ------------      -----------
     Total Current Liabilities                  625,578          617,312
                                           ------------      -----------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                            331,782          387,387
                                           ------------      -----------
      Total Liabilities                         957,360        1,004,699
                                           ------------      -----------

SHAREHOLDERS' DEFICIENCY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding
       458,164 shares                            45,816           45,816
  Capital in excess of par value              1,176,254        1,176,254
  Accumulated deficit                        (1,285,223)      (1,363,666)
                                          -------------      -----------
      Total Shareholders' Deficiency            (63,153)        (141,596)

      Total Liabilities &
        Stockholders' Deficiency          $     894,207      $   863,103
                                          -------------      -----------
                                          -------------      -----------









                 See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.


                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
                                               1997              1996
Net Sales                                 $  2,032,998      $  1,490,301
Cost of Sales                                1,181,231           773,018
                                          ------------      ------------
Gross Profit                                   851,767           717,283
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                            290,491           252,781
  Research & Development                       116,845           119,992
  General and Administrative                   365,988           471,165
                                          ------------      ------------
                                               773,324           843,938
                                          ------------      ------------
Income (loss) before taxes                      78,443          (126,655)

Provision for Income Taxes                      15,689                 -

Tax Benefit of Operating
  Loss Carry Forward                           (15,689)                -
                                          ------------      ------------

NET INCOME (LOSS)                         $     78,443      $   (126,655)
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER SHARE               $       0.17      $      (0.28)
                                          ------------      ------------
                                          ------------      ------------















                See notes to financial statements

                 OZO DIVERSIFIED AUTOMATION, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                               1997              1996
Cash flows from operating activities:
  Net Income (Loss)                        $    78,443       $  (126,655)
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
     Depreciation                               34,583            18,751
     Amortization of deferred
      financing costs                            5,871             5,870
     Other                                      (2,082)           (9,785)
     Decrease (increase) in assets:
       Accounts receivable                    (197,979)           16,019
       Inventories                             133,221            98,789
       Prepaid expenses                          1,910             6,644

     (Decrease) in accounts
       payable and accrued expenses            (39,604)          (83,165)
                                           -----------       -----------
     Total adjustments                         (64,080)           53,123
                                           -----------       -----------
    Net cash provided (used) in
     operating activities                       14,363           (73,532)
                                           -----------       -----------
Cash flows from investing activities:
    Capital Expenditures                        (9,213)          (11,760)
                                           -----------       -----------
    Net cash (used) in
     investing activities                       (9,213)          (11,760)
                                           -----------       -----------

Cash flows from financing activities:
    (Decrease) increase in notes payable        (7,736)           83,317
                                           -----------       -----------

      Net cash (used) provided by
       financing activities                     (7,736)           83,317
                                           -----------       -----------

Net decrease in cash                            (2,586)           (1,975)

Cash at beginning of period                      3,111             3,162
                                           -----------       -----------
Cash at end of period                      $       525       $     1,187
                                           -----------       -----------
                                           -----------       -----------

                  See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                   Three Months Ended
                                                      September 30,

                                               1997          1996
Net Sales                                  $   604,809       $   418,254
Cost of Sales                                  354,083           183,492
                                           -----------       -----------
Gross Profit                                   250,726           234,762

Operating Expenses:
     Marketing & Sales                          78,407            44,852
     Research & Development                     39,523            38,237
     General and Administrative                115,971           189,369
                                           -----------       -----------
                                               233,901           272,458
                                           -----------       -----------
Income (loss) before Taxes                      16,825           (37,696)

Provision for Income Taxes                       3,365                 -

Tax Benefit of Operating
   Loss Carry Forward                           (3,365)                -
                                           -----------       -----------
NET INCOME (LOSS)                          $    16,825       $   (37,696)
                                           -----------       -----------
                                           -----------       -----------
NET INCOME (LOSS) PER SHARE                $      0.04       $     (0.08)
                                           -----------       -----------
                                           -----------       -----------

















                     See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                     NOTES TO FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)


In the opinion of Management of OZO Diversified Automation, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and changes in financial position for the nine months ended September 30, 1997.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

NOTE 3 -   Inventories:

                                               September 30,     December 31,
                                                   1997             1996
                    Raw Materials            $     215,503     $    311,989
                    Work in process                 10,324           76,436
                    Finished Goods                  29,377                0
                                             -------------     ------------
                                             $     255,204     $    388,425
                                             -------------     ------------
                                             -------------     ------------

                  MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS



For the nine months ended September 30,1997, the Company had revenues of $2,032,998, an increase of 36% over the comparable period in 1996. During the quarter ended September 30, 1997, the Company recorded sales of $604,809, an increase of 45% over the same quarter in the previous year. The increase in revenues can be attributed to several factors, including but not limited to, a favorable marketplace where the demand for electronic goods (and hence the Company's products) continues to grow steadily; realization of benefits from an aggressive marketing campaign aimed at achieving top line growth; and a favorable shift in customer demand towards the Company's higher end products.

The Company posted earnings of $78,443 for the nine months ended
September 30, 1997. This is in comparison to a loss of $126,655 for the nine months ended September 30, 1996. Earnings per share during this period improved to $0.17, compared to a loss of $0.28 recorded during the first nine months of 1996. On a quarterly basis, earnings for the three months ended September 30, 1997 were $16,825, compared to a loss of $37,696 for the same three months in 1996. While sales and earnings were lower in third quarter as compared to each of the first two quarters of 1997, this activity level is consistent with the seasonality of the business. Overall, the Company is not only experiencing a favorable sales growth for new systems, but is also enjoying a resurgence in its parts and service businesses as the number of systems installed worldwide continues to increase. As reported earlier, net earnings continue to be favorably impacted by price increases secured for the Company's products (beginning in first quarter 1997), aggressive cost containment efforts adopted by Management in the fourth quarter of 1996 and continuing into 1997, as well as the realization of benefits resulting from numerous re-engineering projects that the Company has actively pursued over the past twelve months.

In terms of business outlook, the Company continues to focus on the depaneling application as the primary market for its premium routing equipment, the PanelMASTER HS and the PanelROUTER SI. In September, the Company attended the SMI trade show in San Jose, California, where the newly designed PanelMASTER HS was introduced to the West Coast market. The new design was extremely well-received, with the product receiving very favorable feedback from trade show attendees, customers, and industry representatives. The Company will continue its efforts to improve quality, performance, and overall reliability on all core product lines.

As of October 28, 1997 the Company had a backlog of open orders of approximately $368,000, compared to a backlog of $743,000 on October 9, 1996. The reduction in backlog over levels experienced in 1996 is indicative of the Company's success in dramatically compressing cycle times on all systems manufactured year to date. Since initiating the re-engineering process late in 1996, the Company has been able to reduce the total time required from receipt-of-order to ship date by more than 60%. The current backlog combined with the forecast of orders in subsequent quarters, in Management's opinion, provide the opportunity for the Company to continue as a going concern.

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

                 a)  Exhibits  none.

                 b) No Reports on Form 8-K were filed during the quarter ending September 30, 1997.


Item  7          Not Applicable






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



OZO DIVERSIFIED AUTOMATION, INC.



By:     David J. Wolenski                         Brantley J. Halstead

        David J. Wolenski                         Brantley J. Halstead
        Principal Executive Officer               Principal Accounting Officer
        Principal Financial Officer               Corporate Controller



Dated:  November 13, 1997