Form 10KSB
period 1997-12-31
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1998-03-31
CIK 812152

                               FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

/ X /  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      	EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                	OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to____________

                         Commission File Number 0-16335

                         OZO DIVERSIFIED AUTOMATION, INC.
             (Name of Small Business Issuer as Specified in its Charter)

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements
for the past 90 days.   YES / X /  NO /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB. /   /

Revenues for fiscal year ended December 31, 1997 were $2,715,991.

The aggregate market value of the Registrant's voting stock held as of March 2, 1998 by nonaffiliates of the Registrant was $402,081.

As of March 2, 1998, Registrant had 478,164 shares of its $0.10 par value common stock outstanding.
                                Total Pages
                           Exhibit Index at Page

                                  PART I


ITEM 1.  BUSINESS.

  (a)	Business Development.   OZO Diversified Automation, Inc. ("OZO"
or the "Company") was incorporated as a Colorado Corporation on October
13, 1983.   Since its formation, the Company has been engaged in the design
and manufacture of robotic workstations for the electronics industry.   The
initial products offered by OZO included small scale CNC (Computer Numerically Controlled) drilling machines used in the fabrication of
prototype printed circuit boards.   As of the late 1980's, the Company
diversified its product line to include routing and depaneling workstations,
which continues to be the primary focus of the Company today.   OZO
workstations are found in various segments of the electronics industry, including electronics assembly companies (i.e., medium and large OEMs), printed circuit board fabricators (i.e., Contract Manufacturers), product
design and prototype shops, and test fixture fabricators.   For the fiscal
year ended December 31, 1997, the Company had net sales of $2,715,991, compared to $2,166,763 for the fiscal year ended December 31, 1996.

As noted throughout this report, the future performance of the Company and its business is dependent upon numerous factors, and there can be no assurance that the Company will be able to conduct its operations as
contemplated herein.    Except for historical information contained in the
report, the statements made herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995.   Forward-looking statements involve known
and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results.
These risks and uncertainties include, among other things, product demand and acceptance, market competition, limited access to working capital, and numerous risks inherent in the Company's international operations. Many of these risks are described herein, and it is important that each person reviewing this report understand the significant risks attendant to the operations of the Company and its related industry.

  (b)	Business of Issuer.      OZO manufactures and markets robotic
workstations that are used by the electronics industry for the depaneling, routing, and drilling of printed circuit boards. In addition to furnishing the base workstations, the Company also provides sophisticated motion control
software that is used to operate the machines for specific applications.   In
terms of its primary business, OZO's hardware and software products enable electronics assembly companies to rout or depanel printed circuit boards from
panels that are produced on surface mount assembly lines.   Although the
depaneling market niche accounted for most of the Company's revenues in 1997, OZO continues to experience demand for its small scale drilling machines. The demand for small scale drilling equipment is based on OZO's strong reputation among product designers and circuit board prototypers, as well as among the bare board shops and test fixture houses that are prevalent in the industry today.

     (1) Products   The Company's products are defined by a two-tier offering
of equipment and accessories.   The upper tier (or premium line), which
represents OZO's core business, is comprised of the Company's high-end servomotor systems. These include the Model 18HS standalone router, and
the Model 16SI fully automated inline system.   The lower tier offering is
comprised of the Company's stepper motor systems, which include the Model
18 and Model 24 multipurpose machines.   On a limited basis, the Company
also supplies a dual-spindle drilling platform (Model 2-24), as well as a large format multiuse machine (Model 32), both of which are dedicated to a very narrow market segment. The Model 2-24 and Model 32 machines are available only on a special order basis.

For marketing purposes, the Company's lower tier products, namely the
Model 18 and Model 24 workstations, are distributed under the
PanelMASTER, FixtureMASTER, EtchMASTER, and LabMASTER
product designations.   The premium depaneling systems, specifically the
Model 18HS and Model 16SI, are marketed under the trade names
PanelMASTER 18HS and PanelROUTER 16SI, respectively.  The
Company's products are packaged with various accessories which customize
the equipment for specific market applications.   In all cases, OZO's
workstations include (as a minimum) the base machine, a custom fixture assembly, the associated spindles, a computer controller, and the system software. Other accessories, such as machine vision, electrostatic discharge control systems, bar code readers, and spare parts, are sold separately (either with the machine or on an aftermarket basis).

Currently the majority of the Company's revenue comes from the sale of its premium line of depaneling equipment. The PanelMASTER 18HS represents a self-contained standalone depaneling router that has gained acceptance in the OEM market, as well as within the Contract Manufacturing sector. The PanelROUTER 16SI represents a customized solution to automated inline depaneling, and is used extensively by large OEMs for the post assembly routing of printed circuit boards. The Company's lower tier machines, the Models 18 and 24, are also sold for depaneling applications. These systems are typically sold to price sensitive customers, where precision is required but speed and throughput are not important factors.

One of the Company's core competencies is its ability to design, build, and service its own high precision spindle assemblies. OZO produces router spindles for its own line of depaneling systems, as well as drilling spindles and mechanical etch heads. The Company also offers spindles for sale on a relabel basis. Demand for the Company's spindle products has increased dramatically over the past twenty-four (24) months.

		Manufacturing and Assembly of Products

       The Company continues to fabricate most of its custom components at its in-house machine shop. In addition, the Company contracts with sheet metal suppliers, paint and anodize specialists, independent machine shops, and electronic manufacturers for various parts and services. In terms of mainstream materials, off-the-shelf components are purchased from various industrial suppliers. Final assembly, testing and inspection of the finished systems are done by the Company's employees at its production facility in Denver, Colorado. During the course of 1997, the Company initiated an aggressive plan aimed at enhancing the overall functionality of its Manufacturing Group, which is comprised of its Purchasing, Engineering, and Production Departments. The effort resulted in substantial improvements being made in several key areas. Those improvements include: more efficient order handling, reduced lead times on purchased materials, dramatically reduced lead times on saleable products (new systems, as well as parts), more favorable terms with suppliers and service providers, and a dramatic increase in spare parts inventory (to support the growing worldwide demand for spare parts). The improvements within the manufacturing group made a significant contribution to the Company's ability to produce and ship
quality products on time in 1997.   Additionally, the Company has
successfully managed its supplier base to ensure that it is not dependent on one or a few major suppliers for any critical components.

  (2)	Distribution.  The Company utilizes in-house sales engineers for direct sales in the United States, Canada, and Mexico, as well as numerous manufacturer representatives throughout North America. Internationally, the Company continues to expand its market presence, and currently has strong distributor relationships in Australia, Brazil, Egypt, Hong Kong and the Peoples Republic of China, India, Israel, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Turkey, the United Arab Emirates, and the United Kingdom. The Company has a policy of supporting its international distributor base, providing regular service, training visits, individualized sales literature, and support for trade shows held within their respective territories.

  (3)	Status of Product.  In 1997 the Company continued the
expansion of its premium line of routing equipment, namely the PanelROUTER 16SI and the PanelMASTER 18HS. During the year, both machines continued to gain acceptance in the marketplace, with sales of the PanelMASTER 18HS increasing substantially over 1996 levels.
While sales of the PanelRouter 16SI were slightly below plan for 1997, the Company anticipates that the projected growth of the electronics industry will sustain a strong demand for these products through 1998 and beyond. Management is confident that the depaneling technology represented by these machines will remain an important aspect of the manufacture of printed circuit boards and related electronic subsystems. The depaneling market niche continued to be the Company's most important
United States business segment in 1997, and in 1998 it will remain a significant part of the Company's overall sales strategy.

  While the Company remains focused on sales of its premium depaneling equipment to facilitate its strategic growth initiatives, the demand for its traditional drilling and routing machines also remains strong. The Company continues to sell its lower tier systems to test fixture fabricators and small printed circuit board facilities in the United States. Internationally, test fixture fabricators, small printed circuit board facilities, and prototype operations are a consistent market for the Company's Company's Model 18, Model 24, and Model 2-24 products. In terms of the Model 18 and Model 24 machines in particular, the Company has also enjoyed a healthy retrofit and rebuild market for pre-owned systems. Many of the Company's earlier generation machines have returned to the factory for electronics upgrades and other miscellaneous refurbishment projects.

   The Company's proprietary software is in full compliance with the Year 2000 transition requirements. Management believes that all of the Company's proprietary software currently in release will be unaffected by the millenium date change.

  (4)	Competition.  Within the electronics industry the Company
competes in four distinct segments of the capital equipment market. The four areas are: depaneling equipment, low-to-medium volume bare board drilling and routing equipment, test fixture drilling and routing equipment, and prototyping equipment. The Company has identified two primary U.S. competitors, and numerous second tier competitors, who manufacture depaneling equipment. Internationally, there are at least three foreign competitors whose primary business is the manufacture of depaneling routers. In many cases, the competitors identified are operating divisions of companies larger than OZO and produce revenues from various products.
The Company believes that it competes favorably in the depaneling equipment market. The Company believes that its ability to continue to compete will depend upon how well it can produce competitively priced full featured equipment for the standalone depaneling equipment market and upon its ability to produce customized solutions for the in-line depaneling equipment market. The Company estimates that there are at least twenty competitors worldwide who manufacture drilling equipment for the electronics industry. The Company believes that it competes favorably only in the low-to-medium volume drilling equipment market, and in the test fixture drilling application market. The Company's drilling equipment customers are predominantly small businesses, who prefer the Company's products over more expensive alternatives. The Company has identified one U.S. competitor and two foreign competitors who manufacture printed circuit board prototyping equipment. The Company believes that it competes favorably in this market for customers seeking full function equipment, but cannot compete with single function lower cost prototyping equipment.

  	While other competitors supplying products necessary for the development, production, and depaneling of printed circuit boards exist or may enter the market, the Company anticipates that its broad range of products will continue to find acceptance. Presently, however, the Company's relatively small size may give competitors with established reputations, and greater marketing capability and financial resources, an advantage in the marketplace.

      (5) Raw Materials. The Company procures parts and raw materials from a broad base of suppliers, and does not rely on one or a few major vendors for critical components. Most materials purchased by the Company are off-the-shelf items.

      (6) Customer Dependence. The Company is not dependent on one or a few major customers.

      (7) Patents, Trademarks and Licenses. The Company has not sought patent protection for the hardware it has developed and presently considers certain aspects thereof to be proprietary to the Company protected by its trade secrets. The Company has made only a limited search of existing patents to determine the extent to which such proprietary protection may have been available or whether the Company's products infringe on patents held by others. A claim against the Company for possible infringement of a patent was made in 1994, and the Company has executed a License Agreement with the unaffiliated claimant. Royalties were paid in 1997 under this License Agreement. The Company is unaware of any other claims or proprietary rights of others on which the Company's products may be deemed to infringe.
As additional developments of the Company's products and proprietary information occur, the Company intends to pursue the appropriate protection. Should products of the Company be deemed to infringe on patents held by others, the Company would be subject to the risk of litigation, expense of licensing rights to use such proprietary technology, or other adverse results.

           Copyright protection for the Company's proprietary software, which is a key component of the operation of the Company's workstation systems, has been acquired by the Company. Specifically, copyright protection for the Company's proprietary stepper motor software was acquired on May 26, 1988. Copyright protection for the Company's servomotor software was acquired by the Company on October 27, 1994.

        (8) Government Approval. The Company is not subject to any government approval for its products.

        (9) Government Regulation. The Company has no knowledge of impending government regulation on its business.

        (10) Research and Development. Research and development expenses for the fiscal years ending December 31, 1997, and December 31, 1996, were approximately $154,414 and $159,570 respectively. Ongoing projects in 1998 include automation enhancements for the PanelMASTER
18HS and PanelROUTER 16SI, aesthetic and ergonomic improvements to the PanelROUTER 16SI, software upgrades for all products, continued spindle optimization and redesign programs, and miscellaneous development of new products, accessories, and services. The Company does not receive funding from other parties to conduct research and development, except in specific cases where U.S. government NSF or ARPA grants may be awarded. The Company received no grants in 1996 or 1997.

         (11) Environmental Regulation. Since its inception, the Company has not made any material capital expenditures for environmental control facilities and the Company does not expect to make any such expenditures during the current or forthcoming fiscal year. The Company believes that it is in full compliance with all federal, state, and local environmental regulations.

         (12) Employees. As of December 31, 1997, the Company had 18 full-time employees and one part-time employee.

 ITEM 2.  PROPERTIES

         Effective March 1, 1997, the Company expanded its corporate headquarters in Denver, Colorado by acquiring 3,400 square feet of additional manufacturing space. The expansion was made as part of the Company's overall re-engineering effort, which included a redesign of the production area to improve efficiencies and allow for multiple machines to be assembled concurrently. At the same time, the Company exited approximately 400 square feet of non-contiguous storage space.  As of
March 1, 1997, the Company's combined office and production space totaled
approximately 9,040 square feet.   The monthly lease obligation increased
from $3,050 per month prior to the expansion, to $4,168 per month as of March 1, 1997. As of this date, the Company's lease obligation on all space was extended for three years, through February 28, 2000.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal year ended December 31, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year 1997 to a vote of the Company's security holders.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information.

        The Company's common stock is quoted on the OTC (Over-The-Counter) Bulletin Board. The following table shows the range of high and low closing bid quotations of the common stock as traded in the OTC market during the last two fiscal years.

                                               Common Stock

                                         High              Low
Fiscal Period                          Bid ($'s)         Bid ($'s)

1996

First Quarter                           1.00              1.00
Second Quarter                          1.50              1.00
Third Quarter                           1.25              0.75
Fourth Quarter                          0.75              0.50


1997

First Quarter                           0.50              0.50
Second Quarter                          0.75              0.50
Third Quarter                           0.75              0.75
Fourth Quarter                          0.75              0.75


       The above quotations were reported by market makers in the stock and by the National Quotation Bureau, LLC. The quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and do not necessarily represent prices at which actual transactions were or could have been effected.

        (b)   Holders.

              As of December 31, 1997, the Company had approximately 700 holders of record of its $0.10 par value common stock.


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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Results of Operations

For the fiscal year ended December 31, 1997, sales of the Company's products increased to $2,715,991, a 25.3% gain over sales of $2,166,763 recorded in 1996. The increase in revenues was primarily a result of growing demand for the Company's premium depaneling equipment, the PanelMASTER 18HS and PanelROUTER 16SI workstations, as well as continued demand for the Company's lower tier multipurpose workstations. Introduced in 1995, and 1994 respectively, the PanelMASTER 18HS and PanelROUTER 16SI have gained broad acceptance in the electronics industry, where the demand for custom depaneling equipment continues to grow. Over the past eighteen months the Company has noted a favorable shift in its product mix toward the larger, faster servomotor-based depaneling systems.

While sales for fiscal year 1997 increased 25.3% over the prior period, the cost of goods sold increased only 13.4% to $1,490,352, from $1,314,209 in 1996. Management attributes the favorable trend in cost of goods sold to numerous cost containment and scrap reduction initiatives which were introduced early in 1997. As a result, the gross profit margin increased to 45.1% of total revenues in 1997, compared to 39.3% of total revenues in 1996.

In terms of the foreign and domestic breakdown of sales, the Company experienced growth within North America during 1997, but a reduction in revenues abroad. Domestic sales as of December 31, 1997, were approximately $1,901,000, a 108% increase compared to $914,725 for the same period in 1996. International revenues decreased by 57.5% in 1997, accounting for only $401,688 in sales versus $945,000 in 1996. Parts and service revenue accounted for the remaining sales of approximately
$413,000, or 15.2% of total revenues in 1997. Parts and service recorded sales of $305,167 in 1996, or 14.1% of total revenues. Although international sales are an integral part of the Company's strategic sales objective, the Company has become more selective on the type and amount of foreign business it accepts. This change in policy is deemed appropriate by Management, especially in light of the dramatic downturn in the Asian and Pacific Rim markets which occurred in the second half of 1997. For the year ended December 31, 1997, the Company recorded an increase in its allowance for bad debt in the amount of $61,605, to reserve for the recovery of delinquent accounts primarily in South Korea and Taiwan. Management is actively pursuing the collection of these accounts. International sales on new equipment accounted for only 14.8% of revenues in 1997, compared to 49.2% in 1996.

As in past years, there are many factors that impair the Company's ability to reasonably predict the future sales potential of foreign markets. Exchange rate variations, policies of local governments regarding import duties or trade restrictions on U.S. produced equipment, and fluctuations of local economies, may affect the Company's ability to sustain revenues internationally. Similarly, these same uncertainties limit the predictability of sales projections in foreign markets. Nevertheless, the Company remains dependent upon both the Domestic and International sectors for maintaining its revenue base from year-to-year.

Results of operations improved dramatically with the Company recording net income of $122,854 for the fiscal year ended December 31, 1997, compared to a net loss of $80,832 in fiscal 1996. The improvement in earnings may be attributed to a number of factors including: an industry-wide acceptance of routing as a viable and cost effective means for depaneling printed circuit boards, an increased market recognition of OZO resulting from an aggressive marketing campaign which promoted the Company and its products, effective cost controls and productivity enhancements initiated by the Company in fourth quarter of 1996 (and continuing throughout 1997), and the realization of numerous re-engineering benefits within OZO's administrative groups.

In the area of operating expenses, general and administrative costs increased to $255,964 in 1997, compared to $231,127 for the same period in 1996. As a percentage of sales, however, the general and administrative costs decreased from 10.7% of total revenues in 1996, to 9.4% in 1997. The Company continues to focus on expense control as a requisite to sustaining profitability in 1998.

Marketing and sales costs also increased during the reporting period, up
13.0% to $562,020 in 1997 versus $497,575 as recorded in 1996.  On a percentage basis, marketing and sales costs declined to 20.7% of total sales in 1997, compared to 23.0% of total sales in 1996. The slight improvement can be attributed to the mix of commission payments associated with products being sold by geographical region (i.e., commission rates for international distributors are different than those for manufacturer's representatives who sell, but do not service, equipment in the United States). The Company believes it will always be subject to higher selling costs (as a percentage of revenue) because of its practice of going to market through distributors and manufacturer's representatives.

Research and Development costs decreased slightly in 1997 to $154,414, down 3.2% from $159,570 in 1996. The research and development activities in 1997 focused primarily on redesigning the PanelMASTER 18HS, as well as various performance enhancements on inline fixturing and automation related to the PanelROUTER 16SI. Other R&D projects included software improvements to the Company's premium line of depaneling routers, electronics upgrades on all machines, and design enhancements to OZO's proprietary line of router spindles.

In summary, the improvement in expense control in 1997 occurred in all three major operating expense categories: general and administrative expense, marketing expense, and research and development expense. Table 1 below illustrates the breakdown of the major expense categories as a percentage of net sales.


                                      Table 1

                           1997            %          1996          %
Net Sales                $2,715,991    100.0       $2,166,763    100.0
Cost of Sales             1,490,352     54.9        1,314,209     60.7
                         ----------    -----        ---------    -----
Gross Profit             $1,225,639     45.1       $  852,554     39.3
                         ----------    -----       ----------    -----
G & A Expense            $  255,964      9.4       $  231,127     10.7
Marketing                   562,020     20.7          497,575     23.0
R & D Expense               154,414      5.7          159,570      7.3
                         ----------    -----       ----------    -----
Total                    $  972,398     35.8       $  888,272     41.0
                         ----------   ------       ----------    -----
Provision for Bad Debt   $   79,109      2.9                0        0
Loss on Disposition
  of Assets              $    6,336      0.2                0        0
                         ----------    -----       ----------    -----
Earnings before Interest $  167,796      6.2       $  (35,718)    (1.7)
                         ----------    -----       ----------    -----
Interest Expense         $   44,942      1.7       $   45,114     (2.0)
                         ----------    -----       ----------    -----
Net Income (Loss)        $  122,854      4.5       $  (80,832)    (3.7)


In 1998 the Company will continue to expand sales of its premium line of depaneling routers, while still supporting its original line of small scale multipurpose machines. The Company will focus on growth opportunities in the U.S. and North America, as well as in selected markets overseas. In first quarter 1998, the Company secured CE Compliance for its PanelMASTER
18HS standalone router, allowing the product to be reintroduced into the European market. The first CE compliant machine shipped to a customer in Dublin, Ireland in late February 1998. Responding to specific needs in the marketplace, as well as the requests of many of its customers, the Company will introduce new products and accessories aimed at addressing a multitude of new applications. In the opinion of Management, the strength of the electronics market, combined with the internal improvements OZO has made during 1997, will enable the Company to meet its objectives for sales and profitability in 1998.

Liquidity and Capital Resources


For short term cash and credit requirements, the Company continues to use the credit revolver established in July 1995 through its local bank. The revolving line of credit has a maximum available limit of $30,000, and matures on July 13, 2000. As of January 1998, the Company had reached a tentative agreement with its local bank to expand the credit revolver to approximately $50,000. The agreement was contingent on a review by the bank of the Company's 10-KSB report for 1997, and the Company's continued profitability through the first quarter of 1998.

Also, as disclosed in Item 12 of Form 10-KSB, throughout 1997 the President and Chief Executive Officer made a series of loans to the Company to provide short term working capital for projects and to stabilize cash flow. The outstanding loan balance at the end of 1997 was zero, and the loans had been repaid in full. Refer to Note 12 of the Financial Statements (Related Party Transactions), and Item 12 herein, for additional details of this loan.

Prior to 1997, the Company had completed the retirement of three significant debt obligations (all in the fourth quarter of 1996). In addition to retiring a $100,000 loan from an investment group, the Company also retired a $50,000 short term loan from its local bank, as well as a $45,000 loan from a customer. As of December 31, 1997, the Company's primary debt obligation was a $240,000 note due December 30, 1998 (see Note 5 of the Financial Statements). The Company will continue its efforts to remediate, consolidate, and retire its debt obligations throughout 1998 and into the next fiscal year.

Total Current Assets decreased slightly by 2.1%, or $13,627 in 1997. The accounts receivable balance remained almost unchanged at $255,414 as of December 31, 1997, compared to $257,775 as of December 31, 1996. This is despite the Company's decision to increase its allowance for doubtful accounts by $61,605 to reflect the uncertainty of overdue payments from customers, primarily in South Korea and Taiwan. As stated above, Management continues to pursue payment on these and other delinquent accounts.

Inventories decreased by $29,927 to $358,498 as of December 31, 1997, a decrease of 7.7% from December 31, 1996. The change in inventory is primarily a result of the year-end shop floor production schedule and the timing of sales orders. Management does not believe the inventory comparison necessarily reflects any material change in the operating performance of the Company.

Total Current Liabilities increased $91,826 or 14.9% in 1997 to $709,138. The increase in current liabilities is due primarily as a result of the the maturity schedule of the Company's $240,000 in long-term debt which became current as of December 31, 1997.
Repayment of the entire $240,000 is due on December 30, 1998.
Total current debt as of December 31, 1997 (including the aforementioned current portion of long-term debt and the current portion of capitalized lease obligations), was $280,036, an increase of $245,429 from $34,607 as of December 31, 1996. Management is in the process of securing a refinancing package for the Company's debt, and expects to have the issue resolved well in advance of the December 30, 1998 due date. As an alternative, Management is also contemplating repaying a portion of the $240,000 debt from cash from operations it expects to generate in 1998.

Excluding the current portion of long-term debt, $240,000, Total Current Liabilities would have decreased $148,174 during 1997. This reduction was due in part because of Management's commitment to reducing current liabilities, specifically the elimination of the note payable to an officer ($84,500 as of December 31, 1996). Other current liabilities, including Accounts Payable were virtually unchanged between December 31, 1996, and December 31, 1997, despite an increase in sales of 25.3%.

The Company made significant progress in 1997 with the expanded sales and marketing of its premium products, the PanelMASTER 18HS and the PanelROUTER 16SI. Management believes that the market acceptance phase for these products has progressed satisfactorily, and the prospects for receiving additional orders for the premium depaneling equipment is favorable at this time. In addition to this positive forecast, Management also believes that various re-engineering activities undertaken by the Company throughout 1997 have resulted in dramatic improvements in the Company's competitiveness. These re-engineering activities include: reductions in cycle times for equipment fabrication, substantial equipment upgrades within the Manufacturing Group; new rapid response procurement and inventory procedures; enhanced quality defect reduction programs; improved performance enhancement projects for mechanical assemblies, electronics, and software; and cost containment and waste reduction projects throughout all levels of production. In addition, significant re-engineering projects have also been implemented within the administrative functions. As a result of these tactical and strategic initiatives, the favorable forecast for 1998, and a strong backlog through the second quarter of 1998, Management believes that the Company can continue as a going concern.

Looking forward, the Company intends to fund its current operations from a combination of cash generated from operations, existing lines of credit, potential new lines of credit, equity financing, and refinancing of existing debt. These sources of capital are expected to fund the Company's current operations through December 31, 1998 and beyond. Unless the Company continues to be profitable, or develops additional equity or debt sources of financing, there would be a materially adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrantholders. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurances that the Company would be able to continue to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's equity securities.

Backlog

As of March 27, 1998, the Company's backlog of orders was approximately $307,000, compared to $693,000 as of March 28, 1997. Throughout the second half of 1997, the Company's backlog at any given time was typically lower than in previous reporting periods, primarily due to the reduction in cycle times for producing and shipping finished materials.

ITEM 7.  FINANCIAL STATEMENTS

         See Financial Statements on pages F-1 through F-18.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

		(a)	Identification of Directors and Executive Officers

Name and Position
in the Company                            Age           Director Since

Alvin L. Katz                             68            October 1996
(Chairman of the Board
since October 1996, Director)

David J. Wolenski                         36            September 1996
(President since
September 1996, Director)

David W. Orthman                          47            February 1992
(Secretary-Treasurer,
Director)

Scott E. Salpeter                         39            October 1996
(Director)

Brantley J. Halstead                      40       Officer since February 1998
(Chief Financial Officer)


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

       Business Experience. The following is a brief account of the business experience during the past five years of each director and executive officer:

Name of Director       Principal Occupation During the Last Five Years

Alvin L. Katz          Chairman of the Board since October 1996;
                       Currently serving on the Board of Directors of Amtech Systems, Inc., a public company engaged in the manufacture of capital equipment in the computer chip manufacturing business; Blimpie International, a publicly held fast food franchise; Nastech Pharmaceutical Company, Inc., a public company engaged in the development of pharmaceuticals; BCT, a public company engaged in the franchising of printing plants; and Mikron Instruments, Inc., a public company engaged in the manufacture of infrared parts and equipment. Also, from 1991 until the company sold in September 1992, Chief Executive Officer of Odessa Engineering
                       Corp., a company engaged in the manufacture of pollution monitoring equipment; and, since 1981, an adjunct professor of business management at
                       Florida Atlantic University.

David J. Wolenski      President and Chief Executive Officer since September 1996; Previously with Johns
                       Manville Corporation, a public company engaged in the manufacture of fiberglass insulations and related building materials, from July 1983 through July 1996;
                       Manufacturing manager at Johns Manville's Corona, California facility, September 1994 through July 1996; Manager of Quality Assurance for Johns Manville's Performance
                       Materials Division, March 1991 through September 1994.

David W. Orthman       Director of Research and Development since April 1, 1992;
                       Director of Special Projects from June 6, 1990 to March 31, 1992;
                       Vice President of the Company from January 1989 to June 1990;
                       Chairman of the Board of Directors of the Company from March
                       1988 to December 1988; President of the Company from October 1983 to March
                       1988; Mr. Orthman developed the Model 18 and related products and technology, as well as the Models 24, 2-20 and 2-24; also developed the PanelMASTER 18HS and
                       PanelROUTER 16SI high speed depaneling systems and related products and technology.

Scott E. Salpeter      Senior Associate of Catalyst Financial, an affiliate of Barber and Bronson
                       Incorporated, since September 1996; From 1993 until August 1996, Chief Financial
                       Officer, Treasurer,Vice President, and a Director of ECOS Group, Inc. (formerly
                       Evans Environmental Corp.), a public company engaged in environmental consulting and laboratory services; From 1988 through 1992, Chief Financial Officer of Alco International Group, Inc., a public company engaged in marine transportation.
                       Mr. Salpeter was an officer of Nova Distributing Co., Inc., a private company within two years of Nova's June 1992 petition filing for relief under federal bankruptcy laws. Such proceeding was converted to a liquidation proceeding under
                       Chapter 7 of the Bankruptcy Code in March 1993.

Brantley J. Halstead   Chief Financial Officer since February 1998; Corporate Controller from September
                       1997 through January 1998; independent Management Consultant from May 1993 to
                       May 1995, and April 1996 through August 1997; Senior Manager with Price Bednar
                       Consulting LLC from June 1995 through March 1996; Management Consultant with
                       Deloitte & Touche from May 1988 through May 1993.  The focus of Mr. Halstead's management consulting efforts included the use of information technology to facilitate business process re-engineering.

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

         (b)     Identification of Certain Significant Employees

			N/A

         (c)     Family Relationships

                 As of December 31, 1997, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

         (d)     Involvement in Legal Proceedings

			N/A

         (e)     Compliance with Section 16(a) of the Exchange Act

    Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the 1997 fiscal year and subsequently, all filing requirements applicable to its officers, directors, and greater than ten-percent shareholders were in compliance, with
one exception involving late filings of Form 3's.   Specifically the Form 3's
for directors David J. Wolenski and Alvin L. Katz, who joined the Board in September 1996 and October 1996, respectively, were filed in March 1998.

ITEM 10.  EXECUTIVE COMPENSATION

		Summary Compensation Table.

     The following table shows information regarding compensation paid to the chief executive officers of the Registrant for the three years ending December 31, 1997.


                           Annual Compensation                                                  Long Term  Compensation
Name and Principal                                 Other Annual   Restricted Stock
Position                Year    Salary($)   Bonus  Compensation     Awards($)        Other
David J. Wolenski
CEO                     1997   48,000       0         0                18,750        None

CEO(1)                  1996   26,300       0         0                None          None
CEO(2)                  1996   13,000       0         0                5,000         None

Marjorie
  Zimdars-Orthman
CEO                     1995   39,500       0         0                None          None


Note 1: Marjorie Zimdars-Orthman was CEO through September 22, 1996; the salary is prorated accordingly.

Note 2: David J. Wolenski became CEO on September 23, 1996; the salary shown is for the balance of the year.


Other Plans.

  There are no other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan.

  The Company has no long term incentive plans.

Compensation  of Directors.

  As of December 31, 1997, and for the year then ended, cash compensation was not being paid to members of the Board of Directors for their services as directors, except for their salaries as reported above under executive officer compensation. On June 24, 1997, the Board granted stock options to its directors in lieu of cash compensation, as described in Note 6 of the Financial Statements. In summary, the Board granted 25,000 options each to Alvin L. Katz and Scott E. Salpeter, and 35,000 options each to David W. Orthman and David J. Wolenski. All of the aforementioned options are immediatedly vested as of the date of grant, and will expire in five years on June 24, 2002. The exercise price is $1.125 per share for the duration of the five-year option term.

Employment Contracts and Termination of Employment and Change-in-
Control Arrangements.

	As of December 31, 1997, the Company had no formalized employment contracts with any executive officer. The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control. The Company does have an agreement with the President and CEO whereby 20,000 shares of common stock were awarded in December 1997 as non-cash compensation. The stock award was based on performance, and approved by the compensation committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Management.

      The following table sets forth, as of December 31, 1997, the number of shares of the Company's Common Stock beneficially owned by owner's of more than five percent of the Company's outstanding Common Stock who are known to the Company and the Directors of the Company, individually, and the Officers and Directors of the Company as a group, and the percentage of ownership of the outstanding Common Stock represented by such shares.

                                					                    Amount and
                                                          Nature of
                                                          Beneficial      Percent
Name of Beneficial Owner      Position With Company       Ownership       of Class
David W. Orthman              Director, Director of      129,710 (1)      25.3%
7450 E. Jewell Ave., #A       Research & Development
Denver, Colorado 80231

David J. Wolenski             Director, President,       60,000 (2)       11.7%
7450 E. Jewell Ave., #A       Chief Executive Officer
Denver, Colorado 80231

Scott E. Salpeter             Director                   25,000 (3)       5.0%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131

Alvin L. Katz                 Director, Chairman         61,250 (4)       7.4%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131

All Officers and Directors
as a Group (4 Persons)
                                                         275,960          44.0%


-------------

Steven N. Bronson             None                       111,650 (5)      22.0%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131

James S. Cassel               None                       28,750 (6)       5.7%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131


Note (1): Of the 129,710 shares beneficially owned by David W. Orthman, 79,090 shares are jointly held with his wife Marjorie A. Zimdars-Orthman, another 10,000 shares are held by Marjorie A. Zimdars-Orthman, and 5,620 shares are held by David W. Orthman; also, 35,000 shares are in the form of options, in the name of David W. Orthman, exercisable at $1.125 per share through June 24, 2002.

Note (2): Of the 60,000 shares beneficially owned by David J. Wolenski, 25,000 shares are in the form of common stock obtained as part of executive compensation, and 35,000 shares are in the form of options, exercisable at $1.125 per share through June 24, 2002.

Note (3): Of the 25,000 shares beneficially owned by Scott E. Salpeter, all are in the form of options exercisable at $1.125 per share through June 24, 2002.

Note (4): Of the 61,250 shares beneficially owned by Alvin L. Katz, 5,000 shares are in the name of his wife, Lenore Katz; 2,500 shares are held in general partnership (the partnership consists of 5,000 shares of common stock, with Alvin L. Katz maintaining a 1% ownership interest and Lenore
Katz maintaining a 49% ownership interest in said partnership); 25,000 shares are in the form of warrants, in the name of Lenore Katz, exercisable at $1.00 per share through April 1, 2001; 3,750 shares are in the form of warrants, also in the name of Lenore Katz, exercisable at $0.75 per share through October 10, 2001; and 25,000 shares are in the form of options, in the name of Alvin L. Katz, exercisable at $1.125 per share through June 24, 2002. Not included in this calculation are 8,772 shares due upon conversion of debentures, December 30, 1998.

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

Note (6): All of the 28,750 shares beneficially owned by James S. Cassel are in the form of warrants, 25,000 of which are exercisable at $1.00 per share through April 1, 2001, and 3,750 of which are exercisable at $0.75 per share through October 10, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Transactions With Management and Others and Certain Business Relationships.

Throughout the course of 1997, the President and Chief Executive Officer made a series of loans to the Company in an effort to provide short term
working capital for projects and to stabilize cash flow.   The secured loans
were made to the Company at a financing rate that was comparable to that which could have been obtained through outside sources. This action was undertaken with the approval and concurrence of the Board of Directors. As a result of these transactions, a total of $304,000 was loaned to the Company during the fiscal year 1997. As of December 31, 1997, the outstanding loan balance was paid down to zero.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a)     Financial Statements:

Independent Auditors' Report
            Balance Sheet--As of December 31, 1997
            Statements of Operations--Years Ended December 31, 1997, and 1996 Statements of Stockholders' Equity--Years Ended December 31, 1996,
             and 1997
            Statements of Cash Flows for the Years Ended December 31, 1997,
             and 1996
            Notes to Financial Statements

              (b)     8-K Reports:

                  No 8-K reports were filed in the fourth quarter of 1997.

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

             10.5 Form of Promissory Note, 4/1/96, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended
       December 31, 1996 as Exhibit 10.5.

             10.6 Form of Security Agreement, 4/1/96, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31,1996 as Exhibit 10.6.

            10.7 Form of Common Stock Purchase Warrant, 4/1/96, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.7.

            10.8 Form of Promissory Note, 7/1/96, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.8.

            10.9 Form of 4/1/96 Promissory Note Extension, 10/17/96, incorporated by reference on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.9.

            10.10 Form of Common Stock Purchase Warrant, 10/10/96, incorporated by reference on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.10.

SIGNATURES



      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  March 30, 1998

                                OZO DIVERSIFIED AUTOMATION, INC.,
                                a Colorado corporation


                                By: David J. Wolenski

                                    David J. Wolenski
                                    President and CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                         Name and Title               Signature


March 30, 1998               David J. Wolenski            David J. Wolenski
                             Principal Executive Officer
                             Principal Financial Officer
                             Director

March 30, 1998               David W. Orthman             David W. Orthman
                             Secretary-Treasurer
                             Director

March 30, 1998               Alvin L. Katz                Alvin L. Katz
                             Chairman of the Board
                             Director

March 30, 1998               Scott E. Salpeter            Scott E. Salpeter
                             Director

March 30, 1998               Brantley J. Halstead        Brantley J. Halstead
                             Principal Accounting Officer
                             Chief Financial Officer

                        OZO DIVERSIFIED AUTOMATION, INC.
                       INDEX TO FINANCIAL STATEMENTS



                                                         PAGE


Independent Auditor's Report                             F - 2


Balance Sheet
     December 31, 1997                              F - 3 -- F - 4


Statements of Operations
     Years Ended December 31, 1997 and 1996              F - 5


Statements of Stockholders' Equity
     Years Ended December 31, 1996 and 1997              F - 6


Statements of Cash Flows
     Years Ended December 31, 1997 and 1996         F - 7 -- F - 8


Notes to Financial Statements                       F - 9 -- F - 18

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
OZO DIVERSIFIED AUTOMATION, INC.

We have audited the accompanying balance sheet of OZO Diversified Automation, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OZO Diversified Automation, Inc. as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
2, the Company is experiencing difficulty in generating sufficient cash flow to meet its debt obligations and sustain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheeler Wasoff, P.C.


Denver, Colorado
March 18, 1998

                     OZO DIVERSIFIED AUTOMATION, INC.
                              BALANCE SHEET
                            DECEMBER 31, 1997

                                 ASSETS

CURRENT ASSETS
  Cash                                                       $   7,526
  Accounts receivable, (net of allowance for doubtful
    accounts of $68,105)                                       255,414
  Inventories  (Note 3)                                        358,498
  Prepaid expenses                                              25,631
                                                             ---------
                Total Current Assets                           647,069
                                                             ---------
PROPERTY AND EQUIPMENT, at cost  (Note 5)
  Manufacturing                                                149,703
  Furniture and fixtures                                       169,747
  Assets under capitalized leases                              204,814
  Vehicle                                                       10,820
  Leasehold improvements                                         5,010
                                                             ---------
                                                               540,094

  Less accumulated depreciation and amortization               362,271
                                                             ---------
                                                               177,823
                                                             ---------
OTHER ASSETS
  Deferred financing costs, net                                  8,126
  Other                                                          2,859
                                                             ---------
                                                                10,985
                                                             ---------
                                                             $ 835,877
                                                             ---------
                                                             ---------






The accompanying notes are an integral part of the financial statements.

                    OZO DIVERSIFIED AUTOMATION, INC.
                       BALANCE SHEET (CONTINUED)
                           DECEMBER 31, 1997

                  LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES
  Note payable - bank                                       $  27,415
  Accounts payable  (Note 1)                                  244,139
  Commissions payable                                          60,345
  Due to shareholder                                           20,750
  Accrued expenses                                             76,453
  Current portion of long term debt and
    capitalized lease obligations (Note 5)                    280,036
                                                            ---------
                Total Current Liabilities                     709,138
                                                            ---------
LONG TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS  (Note 5)                                       126,731
                                                            ---------
COMMITMENTS  (Note 7)

STOCKHOLDERS' EQUITY  (Note 6)
  Preferred stock - $.10 par value
    	Authorized - 1,000,000 shares
	    Issued - none	-
  Common stock - $.10 par value
    	Authorized - 5,000,000 shares
        Issued and outstanding - 478,164 shares                47,816
  Capital in excess of par value                            1,193,004
  Accumulated deficit                                      (1,240,812)
                                                           ----------
                                                                    8
                                                           ----------
                                                           $  835,877
                                                           ----------
                                                           ----------






 The accompanying notes are an integral part of the financial statements.

                   OZO DIVERSIFIED AUTOMATION, INC.
                       STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  1997             1996
NET SALES                                    	$2,715,991     	$2,166,763
COST OF SALES                                    1,490,352       1,314,209
                                                ----------      ----------
GROSS PROFIT                                     1,225,639         852,554
                                                ----------      ----------
OPERATING EXPENSES
  General and administrative                       255,964         231,127
  Marketing and sales                              562,020         497,575
  Research and development                         154,414         159,570
                                                ----------      ----------
                                                   972,398         888,272
                                                ----------      ----------
OTHER (EXPENSE) ITEMS
  Interest expense                                (44,942)         (45,114)
  Provision for bad debts                         (79,109)               -
  Loss on disposition of assets                    (6,336)               -
                                               ----------       ----------
                                                 (130,387)        (45,114)
                                               ----------       ----------
INCOME (LOSS) BEFORE INCOME TAX                   122,854         (80,832)

INCOME TAX EXPENSE                                (70,000)              -

TAX BENEFIT OF NET OPERATING
        LOSS CARRY FORWARD                         70,000               -
                                               ----------      ----------
NET INCOME (LOSS)                              $  122,854         (80,832)
                                               ----------      ----------
                                               ----------      ----------
INCOME (LOSS) PER COMMON SHARE                 $      .27      $     (.18)
                                               ----------      ----------
                                               ----------      ----------
INCOME (LOSS) PER COMMON SHARE
   ASSUMING DILUTION  (Note 10)                $      .18      $     (.18)
                                               ----------      ----------
                                               ----------      ----------




 The accompanying notes are an integral part of the financial statements.

                              OZO DIVERSIFIED AUTOMATION, INC.
                             STATEMENTS OF STOCKHOLDERS' EQUITY
                           YEARS ENDED DECEMBER 31, 1996 AND 1997



                                       	  Common Stock        Capital in                    Total
                                                               Excess of     Accumulated   Stockholders'
                                      Shares       Amount     Par Value         Deficit     Equity
Balance, January 1, 1996              452,664     $45,266     $1,169,804     $(1,282,834)    $(67,764)
Issuance of common stock                5,500         550          6,450               -        7,000
 to officer and employee

Net (Loss)                                  -           -              -         (80,832)     (80,832)
                                     --------     -------     ----------     -----------     ---------
Balance, December 31, 1996            458,164      45,816      1,176,254      (1,363,666)    (141,596)

Issuance of common stock to officer    20,000       2,000         16,750               -       18,750

Net Income                                  -           -              -          122,854     122,854
                                     --------     -------     ----------     ------------    --------
Balance, December 31, 1997            478,164     $47,816     $1,193,004     $(1,240,812)    $      8
                                     --------     -------     ----------     -----------     --------
                                     --------     -------     ----------     -----------     --------




      The accompanying notes are an integral part of the financial statements.

                       OZO DIVERSIFIED AUTOMATION, INC.
                          STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                   		1997	        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $122,854     $ (80,832)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating
    activities
  Depreciation and amortization                     54,734        38,863
  Stock issuance for services  (Note 6)             18,750         7,000
  Provision for bad debts                           61,605             -
  Loss on disposition of assets                      6,336             -
  Other                                             (2,859)       (4,522)
  Changes in assets and liabilities
    (Increase) in accounts receivable              (59,244)      (72,293)
    Decrease in inventories                         29,927       117,972
   (Increase) decrease in prepaids                 (14,246)        3,759
   (Decrease) increase in accounts payable and
        accrued expenses                           (23,517)       60,542
  (Decrease) in deferred income and
     and customer deposits                         (45,000)    (113,118)
                                                   --------     --------
  Net cash provided (used) by operating
    activities                                     149,340      (42,629)
                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment               (20,425)     (12,485)
                                                   --------     --------
  Net cash (used) by investing activities          (20,425)     (12,485)
                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt and capital
    lease obligations                              (39,415)     (29,937)
  Proceeds from short-term borrowings              210,000      375,500
  Payment of short-term borrowings                (210,585)    (375,000)
  Proceeds from officer loan                       304,000      168,800
  Payment of officer loan                         (388,500)     (84,300)
                                                   --------     --------
  Net cash (used) provided by financing
    activities                                    (124,500)      55,063
                                                   --------     --------
NET INCREASE (DECREASE) IN CASH                      4,415          (51)

CASH, BEGINNING OF YEAR                              3,111        3,162
                                                   --------    ---------
CASH, END OF YEAR                                 $  7,526    $   3,111
                                                   --------    ---------
                                                   --------    ---------




 The accompanying notes are an integral part of the financial statements.

                     OZO DIVERSIFIED AUTOMATION, INC.
                   STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997 AND 1996


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company paid cash for interest on long-term debt of $44,382 and $41,568 during the years ended December 31, 1997 and 1996, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1997 and 1996, the Company acquired equipment by entering into lease obligations of $24,188 and $180,626, respectively.

In 1997 the Company issued 20,000 shares of common stock, valued at $18,750, to an officer and in 1996 issued 5,500 shares of common stock, valued at $7,000, to an officer and employee of the Company. See Note 6 for additional details.
























 The accompanying notes are an integral part of the financial statements.

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

         Depreciation expense and amortization of assets under capital lease was $46,606 and $30,737 for the years ended December 31, 1997 and 1996, respectively.

         REASERCH AND DEVELOPMENT

         Expenditures for the research and development of new products are charged to operations as they are incurred.

         DEFERRED FINANCING COSTS

         Deferred financing costs include fees and costs incurred in conjunction with the Company's sale of 9% convertible notes (Note 5). These fees and costs are being amortized over the term of the respective loans on a basis which approximates the interest method. Accumulated amortization of deferred financing costs was $32,508 at December 31, 1997.
         Unamortized deferred financing fees are written-off when debt is retired before the maturity date.

                    OZO DIVERSIFIED AUTOMATION, INC.
                     NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INCOME TAXES

          The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109,
          "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          INCOME (LOSS) PER SHARE

          For 1996, loss per common share is computed based on the weighted average number of common shares outstanding of 454,497 shares. Common stock equivalents, consisting of warrants and convertible debt, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

          In February 1997 SFAS No. 128, "Earnings Per Share", was issued effective for periods ending after December 15, 1997. There is no impact on the Company's 1996 financial statements from adoption of SFAS No. 128. The Company has adopted the provisions of SFAS No. 128 effective for the year ending December 31, 1997, (See Note 10). The weighted average number of common shares outstanding at December 31, 1997 was 458,218 shares.

          CASH EQUIVALENTS

          For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 1997 there were no cash equivalents.

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

          ACCOUNTS PAYABLE

          Accounts payable at December 31, 1997 include a bank overdraft of $71,193.

                   OZO DIVERSIFIED AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          SHARE BASED COMPENSATION

          In October 1995 SFAS No. 123, "Accounting for Stock-
          Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria.

          NEW TECHNICAL PRONOUNCEMENTS

          In February 1997 SFAS No. 129, "Disclosure of
          Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1997.

          In June 1997 SFAS No. 130, "Reporting Comprehensive
          Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

          In June 1997 SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

NOTE 2 -  BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $1,240,812 through December 31, 1997, as compared to $1,363,666 through December 31, 1996, and at December 31, 1997 current liabilities exceeded current assets by $62,069. Included in current liabilities at December 31, 1997 are $240,000 of notes the Company is obligated to retire by December 30, 1998 (See Note 5). These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The
         Company's ability to establish itself as a going concern is dependent on its ability to meet its financing and cash requirements to retire debt and to continue achieving profitable operations.

                   OZO DIVERSIFIED AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS


NOTE 2 -  BASIS OF ACCOUNTING (CONTINUED)


         Management is continuing its programs of cost control and containment; installing new production and budgetary controls in all aspects of operations; expanding its marketing efforts, especially on new products, and pursuing additional financing from outside sources to retire existing debt and sustain operations. In addition, management is attempting to continue to generate cash from operations. Management believes that these actions presently being taken to revise the Company's operating and financial requirements provide the opportunity to continue as a going concern.

NOTE 3 -	INVENTORIES

         Inventories at December 31, 1997 consist of the following:

         Raw materials                      $358,498
         Work in process and components	           -
         Finished goods	                           -
                                            --------
                                            $358,498
                                            --------
                                            --------


NOTE 4 -  NOTE PAYABLE - BANK

          Note payable - bank consists of the balance due on a revolving line of credit from a commercial bank. The note matures in July 2000, and is repayable monthly at the rate of a 2% principal reduction and interest thereon. Interest on the note is 2% above the prime interest rate. The note is secured by substantially all assets of the Company including receivables, inventory and equipment and is personally guaranteed by certain present and/or former officers/directors of the Company. At December 31, 1997, the Company has $2,585 available to be drawn upon under the line of credit.

NOTE 5 - LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

         Long term debt and capitalized lease obligations consist of the following at December 31, 1997:

         9% unsecured convertible notes, due December 30, 1998,
            interest payable quarterly                                 $120,000
         9% unsecured non-convertible notes, due December 30,
            1998, interest payable quarterly                            120,000
         Capitalized lease obligations with interest at 10.1% to
            18.29%, repayable in monthly installments of an
            aggregate $4,723;
            collateralized by the underlying equipment                  166,767
                                                                        -------
                                                                        406,767
         Less current portion	                                        280,036
                                                                        -------
                                                                       $126,731
                                                                       --------
                                                                       --------


                   OZO DIVERSIFIED AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

         As of December 31, 1997, the scheduled maturities of notes payable and capitalized lease obligations are as follows:

             1998                           $280,036
             1999                             44,895
             2000                             48,627
             2001                             33,209
                                            --------
                                            $406,767
                                            --------
                                            --------

         Future minimum payments on capitalized leases are as follows:

         Year ending December 31,

             1998                             $ 56,669
             1999                               56,669
             2000                              	54,919
             2001                               34,623
                                              --------
                                               202,880

         Less amount representing interest      36,113
                                              --------
         Present value of net minimum lease
         payments including current maturity  $166,767
                                              --------
         The 9% notes represent gross proceeds from a private placement of $240,000 of units completed in December
         1993. In conjunction with the offering, warrants to purchase 110,000 shares of common stock at $2.00 per share were issued. In 1994, warrants were exercised at a reduced price of $1.00 per share for 100,000 shares. At December 31, 1997 10,000 warrants, exercisable at $2.00 per share through December 30, 1998, are outstanding. The convertible notes are convertible into shares of the Company's common stock at $1.14 per share through December 30, 1998.

NOTE 6 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         In December 1997 the Board of Directors authorized the issuance of 20,000 shares of common stock to an officer, valued at $18,750 ($.9375 per share). In 1996 the Company issued 5,000 shares of its common stock to its President, valued at $6,250 ($1.25 per share); and 500 shares to an employee, valued at $750 ($1.50 per share).

                   OZO DIVERSIFIED AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS


NOTE 6 -	STOCKHOLDERS' EQUITY (CONTINUED)

         WARRANTS

         At December 31, 1997 the Company had warrants outstanding to purchase shares of the Company's common stock as follows:

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

         The weighted average exercise price of warrants outstanding at December 31, 1997 was $1.05 per share.

         OPTIONS

         The status of outstanding options granted by the Company is as follows:

                                          Number       Weighted      Weighted
                                            of          Average       Average
                                          Shares    Excercise Price  Fair Value
Options Outstanding - January 1, 1997          -              -            -
Granted in 1997                          120,000          $1.13         $.51
                                         -------          -----         ----
                                                          -----         ----
Options Outstanding - December 31, 1997  120,000          $1.13
                                         -------          -----
                                         -------          -----



         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for stock options issued been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and income per share for 1997 would have been decreased to the pro forma amounts indicated below:

         Net income applicable to common stockholders - as reported  $122,854
                                                                     --------
         Net income applicable to common stockholders - pro forma    $ 61,285
                                                                     --------
         Income per share - as reported                              $    .27
                                                                     --------
         Income per share - pro forma                                $    .13
                                                                     --------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 43%; discount rate of 5.50%; and expected lives of 5 years. No options were exercised or forfeited during 1997.

                     OZO DIVERSIFIED AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 6 -	STOCKHOLDERS' EQUITY (CONTINUED)

         At December 31, 1997 the number of options exercisable was 120,000, the weighted average exercise price of these options was $1.13, the weighted average contractual life of the options was 5 years and the exercise price was $1.13 per share.

         In February 1998 the Board of Directors granted to an officer options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.25 per share for a period of 5 years.

NOTE 7 -	COMMITMENTS

         The Company has entered into a non-cancelable lease for office and production facilities. Minimum payments due under this lease are as follows:

         Year ending December 31,

             1998                           $50,618
             1999                            51,457
             2000                             8,600

         Rent expense was $46,234 and $38,340 for the years ended
         December 31, 1997 and 1996, respectively.

NOTE 8 -	SEGMENT INFORMATION

         Foreign sales represent export sales, and were approximately 18% and 47% of net sales revenue for the years ended
         December 31, 1997 and 1996, respectively.

         Export sales of systems, by geographic region, are as follows:

                                       1997                    1996
         Pacific Rim                $240,271                $535,000
         Asia                        161,417                 140,000
         South America                     -                 155,000
         Europe                            -                 115,000
                                    --------                --------
                                    $401,688                $945,000
                                    --------                --------
                                    --------                --------

          Sales by two distributors in the Pacific Rim represented 13% and 8% of total Company sales for 1996.

                     OZO DIVERSIFIED AUTOMATION, INC.
                      NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

         At December 31, 1997, the Company has net operating loss carryforwards totaling approximately $962,000 that may be offset against future taxable income through 2011 and research and development credits of approximately $60,000 through 2012.

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The $245,000 tax benefit of the loss carryforward and tax credits has been offset by a valuation allowance of the same amount. The tax benefit of the loss carry forward was reduced by $70,000 in 1997.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes, primarily from using different methods of reporting depreciation costs and warranty and vacation accruals, are not considered significant by management of the Company.

         There is no current or deferred tax expense for the years ended December 31, 1997 and 1996. The Company, in
         1997, utilized net operating loss carryforwards to offset taxable income, and, in 1996 had no taxable income. The benefits of timing differences have not previously been recorded.

         A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 1997 is as follows:

            Statutory federal income tax rate                   31%
            Increase (decrease) in taxes resulting from:
            State tax, net of federal benefit                     3
            Utilization of net operating loss carryforwards    (34)
            Effective Rate                                       -%
                                                               ----
                                                               ----

                   OZO DIVERSIFIED AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS


NOTE 10 -	EARNINGS PER SHARE

          Earnings per share for the year ended December 31, 1997 has been computed as follows:

                                             Income         Shares       Per-Share
                                           (Numerator)   (Denominator)     Amount
Earnings per share
Income available to common stockholders     $122,854        458,218        $.27
                                                                           ----
Effect of Dilutive Securities
Warrants                                           -        115,000
Options                                            -        120,000
                                            --------        -------
Earnings per share assuming dilution

Income available to common stockholders
and assumed conversions                     $122,854        693,218        $.18
                                            --------        -------        ----
                                            --------        -------        ----

          Warrants to purchase 100,000 shares of common stock at $2.00 per share and notes convertible to 105,263 shares of common stock at $1.14 per share were outstanding during 1997, but were not included in the calculation of diluted earnings per share as the exercise prices were greater than the average market price of common shares.

NOTE 11 -	CONCENTRATIONS AND OTHER RISKS

          FAIR VALUE

          The carrying amount reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

          CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Credit risk with respect to these receivables is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many different industries and geographical locations.

                      OZO DIVERSIFIED AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11 - CONCENTRATIONS AND OTHER RISKS (CONTINUED)


          NATURE OF BUSINESS

          The Company's business has been comprised of domestic and foreign export sales. In 1997 foreign export sales accounted for 18% of the Company's total sales, as compared to 47% for 1996. This decrease in foreign export sales has largely been due to the changing economic conditions in the Pacific Rim and Asia. At December 31, 1997 the Company has accounts receivable due from its distributors in Taiwan and Korea of an aggregate $63,475, which has been 100% reserved for collectibility as of that date.

NOTE 12 - RELATED PARTY TRANSACTIONS

          During 1996 the President of the Company loaned the Company an aggregate $168,800 under a line of credit note, secured by inventory and trade accounts receivable, due November 16, 1996 with interest at prime plus 2.5%. At December 31, 1996, $84,500 was outstanding under the loan agreement. In 1997 the President made additional advances to the Company of an aggregate $304,000 and was repaid $388,500 and interest of $4,611.

          At December 31, 1997 and 1996 the former President of the Company had accrued wages and advances due of $20,750 and $54,545, respectively.