Form 10QSB
period 1998-03-31
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1998-05-15
CIK 812152

                                FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

  (Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

Yes    X          No

As of March 31, 1998, Registrant had 478,164 shares of its $.10 par value common stock outstanding.

                   PART I - FINANCIAL INFORMATION

                   OZO Diversified Automation, Inc.
                           BALANCE SHEETS
                               ASSETS

                                             March 31,       December 31,
                                               1998                1997
                                            (Unaudited)

CURRENT ASSETS
  Cash                                     $      3,430      $       7,526
  Accounts and notes receivable, net            333,139            255,414
  Inventories                                   364,265            358,498
  Prepaid expenses                               21,462             25,631
                                           ------------      -------------

      Total Current Assets                      722,296            647,069
                                           ------------      -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                 149,703            149,703
  Furniture and Fixtures                        169,747            169,747
  Capitalized Lease                             204,814            204,814
  Leasehold Improvements                          5,010              5,010
  Vehicle                                        10,820             10,820
                                           ------------      -------------
                                                540,094            540,094


    Less accumulated depreciation               374,156            362,271
                                           ------------      -------------
      Total Property and Equipment              165,938            177,823

OTHER ASSETS
  Deferred Financing Costs                        6,169              8,126
  Other                                           2,859              2,859
                                           ------------      -------------
                                                  9,028             10,985

      Total Assets                         $    897,262      $     835,877
                                           ------------      -------------
                                           ------------      -------------





                 See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.
                           BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31,       December 31,
                                               1998              1997
                                            (Unaudited)
CURRENT LIABILITIES
  Current portion of notes payable
    and Capitalized Lease Obligation       $    280,126      $   280,036
  Accounts payable and accrued expenses         371,437          401,687
  Note payable  Bank                             27,415           27,415
  Note payable - Officer                         75,968                0
                                           ------------      -----------
     Total Current Liabilities                  754,946          709,138
                                           ------------      -----------
LONG TERM DEBT AND CAPITALIZED
  LEASE OBLIGATION                              111,981          126,731
                                           ------------      -----------
      Total Liabilities                         866,927          835,869
                                           ------------      -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding
       478,164 shares                            47,816           47,816
  Capital in excess of par value              1,193,004        1,193,004
  Accumulated deficit                        (1,210,485)      (1,240,812)
                                          -------------      -----------
      Total Shareholders' Equity                 30,335                8

      Total Liabilities &
        Stockholders' Equity              $     897,262      $   835,877
                                          -------------      -----------
                                          -------------      -----------

                 See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.


                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               1998              1997
Net Sales                                 $    583,146      $    676,044
Cost of Sales                                  340,093           386,659
                                          ------------      ------------
Gross Profit                                   243,053           289,385
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                             57,583           105,096
  Research & Development                        40,820            37,914
  General and Administrative                   114,322           114,840
                                          ------------      ------------
                                               212,725           257,850
                                          ------------      ------------
Income before taxes                             30,328            31,535

Provision for Income Taxes                      (6,066)           (6,307)

Tax Benefit of Operating
  Loss Carry Forward                             6,066             6,307
                                          ------------      ------------

NET INCOME                                $     30,328      $     31,535
                                          ------------      ------------
                                          ------------      ------------
EARNINGS PER COMMON SHARE                 $       0.06      $       0.07
                                          ------------      ------------
                                          ------------      ------------
EARNINGS PER COMMON SHARE
  ASSUMING DILUTION                       $       0.04      $       0.06
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  478,164           458,164
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION                818,427           573,164
                                          ------------      ------------
                                          ------------      ------------





                See notes to financial statements

                 OZO DIVERSIFIED AUTOMATION, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               1998              1997
Cash flows from operating activities:
  Net Income                               $    30,328       $    31,535
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
     Depreciation                               11,885            11,412
     Amortization of deferred
      financing costs                            1,957             1,957
     Other                                           0            (2,082)
     Decrease (increase) in assets:
       Accounts receivable                     (77,725)          (94,820)
       Inventories                               5,767            96,139
       Prepaid expenses                          4,168            10,885

     Increase (decrease) in accounts
       payable and accrued expenses            (30,250)           39,465
                                           -----------       -----------
    Net cash (used) provided by
     operating activities                      (65,405)           15,561
                                           -----------       -----------
Cash flows from investing activities:
    Capital Expenditures                             0            (4,476)
                                           -----------       -----------
    Net cash (used) by investing
      activities                                     0            (4,476)
                                           -----------       -----------

Cash flows from financing activities:
   Payments of long term debt and
     capitalized lease obligations             (14,600)          (12,929)
   Proceeds from short term borrowings               0            60,000
   Payment of short term borrowings                  0           (54,000)
   Proceeds from officer loan                   85,000           (80,000)
   Payment of officer loan                      (9,091)           74,094
                                           -----------       -----------
   Net cash provided (used) by
     financing activities                       61,309           (12,835)
                                           -----------       -----------

Net increase (decrease) in cash                 (4,096)           (1,750)

Cash at beginning of period                      7,526             3,111
                                           -----------       -----------
Cash at end of period                      $     3,430       $     1,361
                                           -----------       -----------
                                           -----------       -----------

                  See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                     NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)


The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of Management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                  MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS



For the first three months ended March 31,1998, the Company had revenues of $583,146, a 13.7% decrease from revenues of $676,044 recorded for the first quarter of 1997. The decrease in revenues is primarily a result of weak economic conditions in Asia, as well as capital spending curtailments on the part of large OEMs in North America (again, directly attributable to the uncertainty of business conditions in Asia). While Management cannot predict a timetable for a recovery in the Far Eastern markets, it is believed that the weak business conditions in Asia (relative to the electronics industry), will extend well into the second half of the year. Management is in the process of refocusing its sales efforts in markets that remain largely unaffected by the crisis in Asia.

Despite the decrease in total revenues reported during the first quarter of 1998, the Company posted earnings of $30,328, a 3.8% reduction from net income of $31,535 reported during the same period in 1997. Earnings per share during this period dropped slightly to $0.06, compared to $0.07 per share which was recorded during first quarter of 1997. The Company has been able to maintain its earnings performance in the first quarter despite weak market conditions in Asia, due to an aggressive cost containment effort initiated by Management. In anticipation of the detrimental effect of the Asian crisis, internal measures were taken to reduce fixed costs and to match expense spending patterns against projected revenues. The Company will voluntarily enforce its austerity program for as long as conditions warrant.

From a business perspective, the Company continues to focus on the depaneling application as the primary market for its premium routing equipment, the PanelMASTER 18HS and the PanelROUTER 16SI. Both of these strategic product groups have been upgraded substantially in the past nine months in order to achieve a superior performance advantage against competitors' equipment. In March, the Company attended the NEPCON West trade show in Anaheim, California, where both products were displayed and demonstrated. Feedback from trade show attendees was positive, and the Company expects to continue its aggressive marketing campaign which includes attending the NEPCON East trade show in Boston in June. In addition, the Company has taken steps to grow and optimize its frontline sales force in the U.S. and abroad. During the first four months of 1998 the Company added three new sales representative organizations in North America. Other sales and distribution agreements are expected to be implemented overseas in the upcoming months.

The Company's Current Liabilities as of March 31, 1998 are $754,946, approximately $32,650 higher than Current Assets of $722,296. Included in the Current Liabilities as of March 31, 1998 are
$240,000 in notes which became current as of December 30, 1997.
As disclosed in the 1997 10-KSB report, Management is in the process of securing a refinancing package for the Company's debt, and expects to have the issue resolved well in advance of the December 30, 1998 due date.

Cash flow from operating activities was ($65,405) for the quarter ended March 31, 1998, as compared to $15,561 for the same period in 1997. This was predominantly a result of payment delays from two customers on orders that were shipped on time in the first quarter. In both cases, payments were received in May, and the accounts were brought current. Accordingly, the Company borrowed $75,909 from an officer of the Company primarily to cover the cash flow deficiency.

As of May 8, 1998 the Company had a backlog of open orders of approximately $237,000, compared to a backlog of $409,000 on the same date in 1997. The current backlog combined with the forecast of orders in subsequent quarters, in Management's opinion, provide the opportunity for the Company to continue as a going concern.

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

                 a)  Exhibits  none.

                 b) No Reports on Form 8-K were filed during the quarter ending March 31, 1998.


Item  7          Not Applicable








                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



OZO DIVERSIFIED AUTOMATION, INC.





By:     David J. Wolenski                         Brantley J. Halstead

        David J. Wolenski                         Brantley J. Halstead
        Principal Executive Officer               Principal Accounting Officer
        Principal Financial Officer               Chief Financial Officer





Dated:  May 15, 1998