Form 10QSB
period 1998-06-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1998-08-13
CIK 812152

                                FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

  (Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

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

Yes    X          No

As of June 30, 1998, Registrant had 483,164 shares of its $.10 par value common stock outstanding.

                   PART I - FINANCIAL INFORMATION

                   OZO Diversified Automation, Inc.
                           BALANCE SHEETS
                               ASSETS

                                              June 30,       December 31,
                                               1998                1997
                                            (Unaudited)

CURRENT ASSETS
  Cash                                     $      2,880      $       7,526
  Accounts and notes receivable, net            304,290            255,414
  Inventories (Note 3)                          364,614            358,498
  Prepaid expenses                               21,464             25,631
                                           ------------      -------------

      Total Current Assets                      693,248            647,069
                                           ------------      -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                 149,703            149,703
  Furniture and Fixtures                        176,807            169,747
  Capitalized Lease                             204,814            204,814
  Leasehold Improvements                          5,010              5,010
  Vehicle                                        10,820             10,820
                                           ------------      -------------
                                                547,154            540,094


    Less accumulated depreciation               386,041            362,271
                                           ------------      -------------
      Total Property and Equipment              161,113            177,823

OTHER ASSETS
  Deferred Financing Costs                        4,212              8,126
  Other                                           2,859              2,859
                                           ------------      -------------
                                                  7,071             10,985

      Total Assets                         $    861,432      $     835,877
                                           ------------      -------------
                                           ------------      -------------








                 See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.
                           BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30,       December 31,
                                               1998              1997
                                            (Unaudited)
CURRENT LIABILITIES
  Current portion of notes payable         $    280,935      $   280,036
    and Capitalized Lease Obligation
  Accounts payable and accrued expenses         416,347          401,687
  Note payable  Bank                             27,415           27,415
  Note payable - Officer                         77,888                0
                                           ------------      -----------
     Total Current Liabilities                  802,585          709,138
                                           ------------      -----------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                             97,282          126,731
                                           ------------      -----------
      Total Liabilities                         899,867          835,869
                                           ------------      -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding
       483,164 shares (1998)
       478,164 shares (1997)                     48,316           47,816
  Capital in excess of par value              1,198,004        1,193,004
  Accumulated deficit                        (1,284,755)      (1,240,812)
                                          -------------      -----------
      Total Shareholders'
        (Deficiency) Equity                     (38,435)               8

      Total Liabilities &
        Stockholders' Equity              $     861,432      $   835,877
                                          -------------      -----------
                                          -------------      -----------






                 See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.

                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                               1998              1997
Net Sales                                 $    993,121      $  1,428,189
Cost of Sales                                  619,644           827,148
                                          ------------      ------------
Gross Profit                                   373,477           601,041
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                            104,315           212,084
  Research & Development                        80,442            77,322
  General and Administrative                   232,662           250,017
                                          ------------      ------------
                                               417,419           539,423
                                          ------------      ------------
Income before taxes                            (43,942)           61,618

Provision for Income Taxes                                        12,324

Tax Benefit of Operating
  Loss Carry Forward                                             (12,324)
                                          ------------      ------------

NET INCOME (LOSS)                         $    (43,942)     $     61,618
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE        $      (0.09)     $       0.13
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE
  ASSUMING DILUTION                       $      (0.05)     $       0.11
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  479,831           458,164
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION                820,095           578,164
                                          ------------      ------------
                                          ------------      ------------





                See notes to financial statements

                 OZO DIVERSIFIED AUTOMATION, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                Six Months Ended
                                                     June 30,
                                               1998              1997
Cash flows from operating activities:
  Net Income                               $   (43,942)      $    61,618
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
     Depreciation                               23,770            22,814
     Amortization of deferred
      financing costs                            3,914             3,913
     Other                                           0            (2,082)
     Decrease (increase) in assets:
       Accounts receivable                     (48,876)          (44,112)
       Inventories                              (6,116)           92,536
       Prepaid expenses                          4,167            10,385

     Increase (decrease) in accounts
       payable and accrued expenses             14,751           (78,569)
                                           -----------       -----------
         Net cash (used) provided by
     operating activities                      (52,332)           66,503
                                           -----------       -----------
Cash flows from investing activities:
    Capital Expenditures                        (7,061)           (5,977)
                                           -----------       -----------
    Net cash (used) by investing
      activities                                (7,061)           (5,977)
                                           -----------       -----------

Cash flows from financing activities:
   Payments of long term debt and
     capitalized lease obligations             (28,640)          (25,662)
   Proceeds from officer loan                  165,000                 0
   Payment of officer loan                     (87,113)                0
   Proceeds from issuance of
     common stock                                5,500                 0
                                           -----------       -----------
   Net cash provided (used) by
     financing activities                       54,747           (25,662)
                                           -----------       -----------

Net increase (decrease) in cash                 (4,646)           34,864

Cash at beginning of period                      7,526             3,111
                                           -----------       -----------
Cash at end of period                      $     2,880       $    37,975
                                           -----------       -----------
                                           -----------       -----------


                  See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.

                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                               Three Months Ended
                                                     June 30,
                                               1998              1997
Net Sales                                 $    409,975      $    752,146
Cost of Sales                                  279,551           440,489
                                          ------------      ------------
Gross Profit                                   130,424           311,657
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                             467313           109,037
  Research & Development                        39,621            39,408
  General and Administrative                   118,341           133,127
                                          ------------      ------------
                                               204,693           281,572
                                          ------------      ------------
Income before taxes                            (74,269)           30,085

Provision for Income Taxes                                         6,017

Tax Benefit of Operating
  Loss Carry Forward                                              (6,017)
                                          ------------      ------------

NET INCOME (LOSS)                         $    (74,269)     $     30,085
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE        $      (0.15)     $       0.07
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE
  ASSUMING DILUTION                       $      (0.09)     $       0.05
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  481,497           458,164
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION                821,761           578,164
                                          ------------      ------------
                                          ------------      ------------


                See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                     NOTES TO FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)


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

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

Note 2 - Income Taxes. At December 31, 1997, the Company had net operating loss carryforwards totaling approximately $962,000, that may be offset against future taxable income through 2011 and research and development credits of approximately $60,000 expiring through 2012.

         The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined. These carryforwards are subject to review by the Internal Revenue Service.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes, primarily from using different methods of reporting depreciation cost and warranty and vacation accruals, are not considered significant by Management of the Company.

Note 3 - Inventories

                                June 30, 1998        December 31, 1997
           Raw Materials        $     330,614        $     358,498
           Work in Progress                 0                    0
           Finished Goods              34,000                    0
                                -------------        -------------
                                $     364,614        $     358,498
                                -------------        -------------
                                -------------        -------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

For the six months ended June 30, 1998, the Company had revenues of $993,121, a 43.8% decrease from revenues of $1,428,189 recorded for the first six months of 1997. For the quarter ended June 30, 1998, the Company had revenues of $409,975, a 45.5% decrease from revenues of $752,146, recorded for the second quarter of 1997. The decrease in revenues is primarily a result of weak economic conditions in Asia, as well as, capital spending curtailments by large Original Equipment Manufacturers (OEMs) in North America. These spending curtailments are also directly attributable to the uncertain business conditions in Asia. While Management cannot predict a timetable for a recovery in the Asian markets, it is believed that the weak business conditions in Asia will extend well into the second half of the year and possibly into the first half of 1999. Management is in the process of refocusing its sales efforts in markets that remain less affected by the Asian financial situation.

Because of the decrease in total revenues reported during the first six months of 1998, the Company posted a loss of $32,480, a 152.7% decrease from net income of $61,618, reported for the same period in 1997.
Also because of the decrease in total revenues reported during the second quarter of 1998, the Company posted a loss of $74,270, a 346.9% decrease from net income of $30,085 reported for the same period in 1997.

In anticipation of an extended downturn in sales, Management has continued to undertake internal measures to reduce fixed costs and to match expense spending against projected revenues. The Company will voluntarily enforce its austerity program for as long as conditions warrant.

The Company continues to focus on the depaneling application market with its premium routing equipment, the 18HS PanelMASTER and the 16SI PanelROUTER. Both of these strategic product groups are being constantly analyzed for improvements and incorporating requirements defined by our customers.
In June, the Company attended the NEPCON East Trade Show in Boston, Massachusetts. In addition, marketing efforts have been increased in the European Union and in Central and South America. Management has also reemphasized customer service, and is continuing production process improvements to reduce lead times.

The Company's Current Liabilities as of June 30, 1998, are $761,650, approximately $68,402 higher than Current Assets of $693,248. Included in the Current Liabilities as of June 30, 1998, are $240,000 in notes which are due December 30, 1998. As disclosed in the 1997 10-KSB report, Management is in the process of securing a refinancing package for the Company's debt, and expects to have this issue resolved well in advance of the due date.

Cash flow from operating activities was a negative $52,332 for the six months ended June 30, 1998, as compared to a positive $66,503 for the same period in 1997. This is directly attributable to reduced sales and an increase in finished goods inventory. The negative operating cash flow had been primarily funded by a loan from an officer which is payable upon demand with interest at 2.0 percentage points above the prime rate. As of June 30, 1998, the balance on this loan was approximately $77,900.

As of July 7, 1998, the Company had an open order backlog of approximately $5,600, compared to a backlog of $336,000 on July 28, 1997. The low open order backlog reflects the Company's ability to complete and ship our customers' orders almost immediately and the Company's emphasis on quick fulfillment of parts and service orders. Additionally, as mentioned above, business conditions have also impacted the Company's open order backlog.

Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These risks and uncertainties include, among other things, product demand and acceptance, market competition, and risks inherent in the Company's international operations. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

                      PART II - OTHER INFORMATION

                    OZO Diversified Automation, Inc.



Items 1- 5       Not Applicable.


Item  6          Exhibits and Reports on Form 8-K

                 a)  Exhibits-none.

                 b) No Reports on Form 8-K were filed during the quarter ending June 31, 1998.


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





Dated:  August 13, 1998