Form 10QSB
period 1998-09-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1998-10-30
CIK 812152

                                FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

  (Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

Yes    X          No

As of September 30, 1998, Registrant had 483,164 shares of its $.10 par value common stock outstanding.

                   PART I - FINANCIAL INFORMATION

                   OZO Diversified Automation, Inc.
                           BALANCE SHEETS
                               ASSETS

                                           September 30,       December 31,
                                               1998                1997
                                            (Unaudited)

CURRENT ASSETS
  Cash                                     $        607      $       7,526
  Accounts and notes receivable, net            131,296            255,414
  Inventories (Note 3)                          366,866            358,498
  Prepaid expenses                               11,215             25,631
                                           ------------      -------------

      Total Current Assets                      509,984            647,069
                                           ------------      -------------
PROPERTY AND EQUIPMENT
  Manufacturing                                  40,391            149,703
  Furniture and Fixtures                         83,581            169,747
  Capitalized Lease                             204,814            204,814
  Leasehold Improvements                          5,010              5,010
  Vehicle                                        10,820             10,820
                                           ------------      -------------
                                                344,616            540,094


    Less accumulated depreciation               199,302            362,271
                                           ------------      -------------
      Total Property and Equipment              145,314            177,823
                                           ------------      -------------
                                           ------------      -------------

OTHER ASSETS
  Deferred Financing Costs                        2,255              8,126
  Other                                           2,859              2,859
                                           ------------      -------------
                                                  5,114             10,985
                                           ------------      -------------
                                           ------------      -------------

      Total Assets                         $    660,412      $     835,877
                                           ------------      -------------
                                           ------------      -------------




                 See notes to financial statements

                        OZO DIVERSIFIED AUTOMATION, INC.
                           BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30,       December 31,
                                               1998               1997
                                            (Unaudited)
CURRENT LIABILITIES
  Current portion of notes payable         $    281,835      $   280,036
    and Capitalized Lease Obligation
  Accounts payable and accrued expenses         149,902          401,687
  Note payable  Bank                             27,415           27,415
  Note payable - Officer                         78,609                0
  Note payable - Director                        75,000                -
                                           ------------      -----------
     Total Current Liabilities                  612,761          709,138
                                           ------------      -----------
OTHER LIABILITIES
  Long Term Debt and Capitalized
    Lease Obligation                             82,429          126,731
                                           ------------      -----------
      Total Liabilities                         695,190          835,869
                                           ------------      -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.10 par value
    authorized 1,000,000 shares
    issued - none
  Common stock, $.10 par value
    authorized, 5,000,000 shares
    issued and outstanding
       483,164 shares (1998)
       478,164 shares (1997)                     48,316           47,816
  Capital in excess of par value              1,198,004        1,193,004
  Accumulated deficit                        (1,281,098)      (1,240,812)
                                          -------------      -----------
      Total Shareholders'
        (Deficiency) Equity                     (34,778)               8

      Total Liabilities &
        Stockholders' Equity              $     660,412      $   835,877
                                          -------------      -----------
                                          -------------      -----------






                 See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.

                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                 Nine Months Ended
                                                    September 30,
                                               1998              1997
Net Sales                                 $  1,352,919      $  2,032,998
Cost of Sales                                  802,615         1,181,231
                                          ------------      ------------
Gross Profit                                   550,304           851,767
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                            119,660           290,491
  Research & Development                       105,421           116,845
  General and Administrative                   365,508           365,988
                                          ------------      ------------
                                               590,589           773,324
                                          ------------      ------------
Income before taxes                            (40,285)           78,443

Provision for Income Taxes                                        15,689

Tax Benefit of Operating
  Loss Carry Forward                                             (15,689)
                                          ------------      ------------

NET INCOME (LOSS)                         $    (40,285)     $     78,443
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE        $      (0.08)     $       0.17
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE
  ASSUMING DILUTION                       $      (0.08)     $       0.17
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  480,942           458,164
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION                480,942           458,164
                                          ------------      ------------
                                          ------------      ------------





                See notes to financial statements

                 OZO DIVERSIFIED AUTOMATION, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Nine Months Ended
                                                  September 30,
                                               1998              1997
Cash flows from operating activities:
  Net Income                               $   (40,285)      $    78,443
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
     Depreciation                               38,929            34,583
     Amortization of deferred
      financing costs                            5,871             5,871
     Other                                           0            (2,082)
     Decrease (increase) in assets:
       Accounts receivable                     124,118          (197,979)
       Inventories                              (8,369)          133,221
       Prepaid expenses                         14,416             1,910

     Increase (decrease) in accounts
       payable and accrued expenses           (249,986)          (39,604)
                                           -----------       -----------
         Net cash (used) provided by
     operating activities                     (115,306)           14,363
                                           -----------       -----------
Cash flows from investing activities:
    Capital Expenditures                        (6,421)           (9,213)
                                           -----------       -----------
    Net cash (used) by investing
      activities                                (6,421)           (9,213)
                                           -----------       -----------

Cash flows from financing activities:
   Payments of long term debt and
     capitalized lease obligations             (44,302)           (7,736)
   Proceeds from officer loan                  213,200                 0
   Payments on officer loan                   (134,590)                0
   Proceeds from director loan                  75,000
   Payments on director loan                         0
   Proceeds from issuance of
     common stock                                5,500                 0
                                           -----------       -----------
   Net cash provided (used) by
     financing activities                      114,808            (7,736)
                                           -----------       -----------

Net increase (decrease) in cash                 (6,919)           (2,586)

Cash at beginning of period                      7,526             3,111
                                           -----------       -----------
Cash at end of period                      $       607       $       525
                                           -----------       -----------
                                           -----------       -----------

                  See notes to financial statements

                  OZO DIVERSIFIED AUTOMATION, INC.

                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                               Three Months Ended
                                                   September 30,
                                               1998              1997
Net Sales                                 $    359,798      $    604,809
Cost of Sales                                  182,970           354,083
                                          ------------      ------------
Gross Profit                                   176,828           250,726
                                          ------------      ------------
Operating Expenses:
  Marketing & Sales                             15,346            78,407
  Research & Development                        24,979            39,523
  General and Administrative                   132,846           115,971
                                          ------------      ------------
                                               173,171           233,901
                                          ------------      ------------
                                          ------------      ------------
Income before taxes                              3,657            16,825

Provision for Income Taxes                         731             3,365

Tax Benefit of Operating
  Loss Carry Forward                              (731)           (3,365)
                                          ------------      ------------

NET INCOME (LOSS)                         $      3,657      $     16,825
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE        $      (0.01)     $       0.04
                                          ------------      ------------
                                          ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE
  ASSUMING DILUTION                       $      (0.01)     $       0.04
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  483,164           458,164
                                          ------------      ------------
                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION                483,164           458,164
                                          ------------      ------------
                                          ------------      ------------


                See notes to financial statements

                   OZO DIVERSIFIED AUTOMATION, INC.

                     NOTES TO FINANCIAL STATEMENTS
              NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (UNAUDITED)


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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Note 3 - Inventories

                                September 30, 1998   December 31, 1997
           Raw Materials        $     324,867        $     358,498
           Work in Progress             8,000                    -
           Finished Goods              34,000                    -
                                -------------        -------------
                                $     366,867        $     358,498
                                -------------        -------------
                                -------------        -------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

For the nine months ended September 30, 1998, the Company had revenues of $1,352,919 a 33.5% decrease from revenues of $2,032,998 recorded for the first nine months of 1997. For the quarter ended September 30, 1998, the Company had revenues of $359,798, a 40.5% decrease from revenues of $604,809, recorded for the third quarter of 1997. The decrease in revenues is primarily a result of weak economic conditions in Asia, as well as, capital spending curtailments by large Original Equipment Manufacturers (OEMs) in North America. These spending curtailments are also directly attributable to the uncertain business conditions in Asia. While Management cannot predict a timetable for a recovery in the Asian markets, it is believed that the weak business conditions in Asia will extend well into the second half of the year and possibly into the first half of 1999. Management is in the process of refocusing its sales efforts in markets that remain less affected by the Asian financial situation.

Because of the decrease in total revenues reported during the first nine months of 1998, the Company posted a loss of $40,285, a 151.3% decrease from net income of $78,443, reported for the same period in 1997.
Despite a decrease in total revenues reported during the third quarter of 1998, the Company posted a gain of $3,657, a 78.3% decrease from net income of $16,825 reported for the same period in 1997.

In anticipation of an extended downturn in sales, Management has continued to undertake internal measures to reduce fixed costs and to match expense spending against projected revenues. The Company will voluntarily enforce its cost containment program for as long as conditions warrant.

The Company continues to focus on the depaneling application market with its premium routing equipment, the 18HS PanelMASTER and the 16SI PanelROUTER. Both of these strategic product groups are continuously analyzed for improvements and incorporating requirements defined by our customers.
In August, the Company attended the SMTrends Trade Show in Huntsville, Alabama, and the SMI Trade Show in San Jose, California. In addition, marketing efforts have been increased in the European Union and in Central and South America. Management has also reemphasized customer service, and is continuing production process improvements in an effort to preserve operating margins.

The Company's Current Liabilities as of September 30, 1998, are $612,761, approximately $102,777 higher than Current Assets of $509,984. Included in the Current Liabilities as of September 30, 1998, are $240,000 in notes which are due December 30, 1998. As disclosed in the 1997 10-KSB report, Management is in the process of addressing the Company's debt obligations, and expects to have this issue resolved well in advance of the due date. Please see Part II, Note 5, for more information. Additionally, a $75,000 loan was made from a director of the Company to partially fund the operating loss incurred to date.

Cash flow from operating activities was a negative $115,306 for the nine months ended September 30, 1998, as compared to a positive $14,363 for the same period in 1997. This is directly attributable to reduced sales and a decrease in Accounts Payable. The negative operating cash flow had been primarily funded by the aforementioned loan from a director of the Company, in addition to a loan from an officer which is payable upon demand with interest at 2.0 percentage points above the prime rate. As of September, 30, 1998, the balance on these loans was approximately $75,000 and $78,609 respectively.

During the third quarter the Company wrote-off assets which were fully depreciated and no longer in service. These write-offs included
$109,311 in manufacturing equipment, and $92,587 in furniture and fixtures.

As of October 26, 1998, the Company had an open order backlog of approximately $304,700, compared to a backlog of $368,000 on October 28, 1997. The open order backlog reflects an upturn in business conditions both domestically and internationally. However, as mentioned above, business conditions have continued to adversely impact the Company's open order backlog and remain unpredictable.

The foregoing discussion does not give any effect to the completion of a sale of the Company's depaneling and routing business as described in Part II,
Item 5 of this report. If the proposed transaction is completed, of which there can be no assurance, the Company's historical business will be discontinued.

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

                      PART II - OTHER INFORMATION

                    OZO Diversified Automation, Inc.



Items 1- 4      Not Applicable.

Item 5 On October 6, 1998 the Company announced that it had reached a nonbinding agreement in principle to sell its automation and depaneling business to JOT Automation, Inc., the U.S. subsidiary of JOT Automation Group Oyj, of Finland. The nature of the proposed transaction will be an asset sale between OZO and JOT, as opposed to a common stock purchase by JOT from OZO's current shareholders.

                The proposed transaction is currently scheduled to close before the end of the year. It is subject to satisfactory completion of due diligence, preparation of definitive agreements, and OZO shareholder approval among other standard closing conditions. It is anticiapated that the definitive purchase agreement will be signed by November 9, 1998. OZO will then seek shareholder approval of the agreement. Assuming shareholder approval is obtained the transaction will be finalized on or before December 31, 1998.

                OZO's Board of Directors and Officers have identified certain assets that are not for sale. They will determine if a new business is to be established in the public shell, or if the proceeds from the proposed transaction will be returned, in whole or in part, to the shareholders. Per the Company's corporate bylaws, the current common stock shareholders must approve the proposed transaction before it may be completed. If the proposed transaction is approved, OZO's Board of Directors and Officers will determine the next course of action regarding the disposition of the remaining operations.

                As part of the proposed transaction, JOT Automation, Inc. will acquire the OZO name and trademark. The OZO public shell, after the completion of the agreement with JOT, will likely change its name. This will be a decision to be considered by the Board of Directors (and likely to be a condition of the final agreement with JOT).



Item  6          Exhibits and Reports on Form 8-K

                 a)  Exhibits-none.

                 b) No Reports on Form 8-K were filed during the quarter ending September 30, 1998.


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





Dated:  October 30, 1998