Form 10KSB/A
period 1997-12-31
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1999-01-13
CIK 812152

                                FORM 10-KSB/A1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
     OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________ to____________.

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days.   YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Revenues for fiscal year ended December 31, 1997 were $2,715,991.

The aggregate market value of the Registrant's voting stock held as of March 2, 1998 by nonaffiliates of the Registrant was $402,081.

As of March 2, 1998, Registrant had 478,164 shares of its $0.10 par value common stock outstanding.

                                  Total Pages    36
                                              -----
                              Exhibit Index at Page 17

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

This Form 10-KSB/A1 is an amendment to the Form 10-KSB for the year ended December 31, 1997, originally filed by OZO in March 1998. There have been material changes in OZO's business and financial condition since the date of filing the original Form 10-KSB which are not described herein, but which have been described in other filings made by OZO under the Securities Exchange Act of 1934, as amended which were filed subsequently to the original Form 10-KSB. These include updated information to all of the information set forth herein including (without limitation) financial statements (Item 7), the management's discussion and analysis (Item 6), and the description of the Company's business (Item 1). These subsequently-filed documents include the Company's quarterly reports on Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998, as well as the Company's current reports on Form 8-K reporting events of December 15, 1998, and November 4, 1998, all of which are incorporated by reference herein as necessary to update the information contained herein.

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

  (1)  PRODUCTS   The Company's products are defined by a two-tier offering
of equipment and accessories. The upper tier (or premium line) which, represents OZO's core business, is comprised of the Company's high-end servomotor systems. These include the Model 18HS standalone router, and the Model 16SI fully automated inline system. The lower tier offering is comprised of the Company's stepper motor systems, which include the Model 18 and Model 24 multipurpose machines. On a limited basis, the Company also supplies a dual-spindle drilling platform (Model 2-24), as well as a large format multiuse machine (Model 32), both of which are dedicated to a very narrow market segment. The Model 2-24 and Model 32 machines are available only on a special order basis.

For marketing purposes, the Company's lower tier products, namely the Model 18 and Model 24 workstations, are distributed under the PanelMASTER, FixtureMASTER, EtchMASTER, and LabMASTER product designations. The premium depaneling systems, specifically the Model 18HS and Model 16SI, are marketed under the trade names PanelMASTER 18HS and PanelROUTER 16SI, respectively. The Company's products are packaged with various accessories which customize the equipment for specific market applications. In all cases, OZO's workstations include (as a minimum) the base machine, a custom fixture assembly, the associated spindles, a computer controller, and the system software. Other accessories, such as machine vision, electrostatic discharge control systems, bar code readers, and spare parts, are sold separately (either with the machine or on an after-market basis).

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

     (3) STATUS OF PRODUCT. In 1997 the Company continued the expansion of its premium line of routing equipment, namely the PanelROUTER 16SI and the PanelMASTER 18HS. During the year, both machines continued to gain acceptance in the marketplace, with sales of thirteen (13) PanelMASTER 18HS units and six (6) PanelROUTER 16SI systems being completed by year end. Additionally, three more Model 18HS's and one Model 16SI were sold and shipped in the first quarter of 1998. While sales of the premium routing equipment were slightly below plan for 1997, the Company anticipates that the projected growth of the electronics industry will sustain a strong demand for these products through 1998 and beyond. Management is confident that the depaneling technology represented by these machines will remain an important aspect of the manufacture of printed circuit boards and related electronic subsystems. The depaneling market niche continued to be the Company's most important United States business segment in 1997, and in 1998 it will remain a significant part of the Company's overall sales strategy.

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

          The Company's proprietary software is in full compliance with the Year 2000 transition requirements. Management believes that all of the Company's proprietary software currently in release will be unaffected by the millennium date change.

          (4) COMPETITION. Within the electronics industry the Company competes in four distinct segments of the capital equipment market. The four areas are: depaneling equipment, low-to-medium volume bare board drilling and routing equipment, test fixture drilling and routing equipment, and prototyping equipment. The Company has identified two primary U.S. competitors, and numerous second tier competitors, who manufacture depaneling equipment. Internationally, there are at least three foreign competitors whose primary business is the manufacture of depaneling routers. In many cases, the competitors identified are operating divisions of companies larger than OZO and produce revenues from various products. The Company believes that it competes favorably in the depaneling equipment market. The Company believes that its ability to continue to compete will depend upon how well it can produce competitively priced full-featured equipment for the standalone depaneling equipment market and upon its ability to produce customized solutions for the in-line depaneling equipment market. The Company estimates that there are at least twenty competitors worldwide who manufacture drilling equipment for the electronics industry. The Company believes that it competes favorably only in the low-to-medium volume drilling equipment market, and in the test fixture drilling application market. The Company's drilling equipment customers are predominantly small businesses, who prefer the Company's products to more expensive alternatives. The Company has identified one U.S. competitor and two foreign competitors that manufacture printed circuit board prototyping equipment. The Company believes that it competes favorably in this market for customers seeking full function equipment, but cannot compete with single-function, lower-cost, prototyping equipment.

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

                     Common Stock


------------------------------------------------------------
          FISCAL PERIOD           HIGH BID ($)  LOW BID ($)
------------------------------------------------------------
              1996
------------------------------------------------------------
 First Quarter                            1.00         1.00
------------------------------------------------------------
 Second Quarter                           1.50         1.00
------------------------------------------------------------
 Third Quarter                            1.25         0.75
------------------------------------------------------------
 Fourth Quarter                           0.75         0.50
------------------------------------------------------------

------------------------------------------------------------
              1997
------------------------------------------------------------
 First Quarter                            0.50         0.50
------------------------------------------------------------
 Second Quarter                           0.75         0.50
------------------------------------------------------------
 Third Quarter                            0.75         0.75
------------------------------------------------------------
 Fourth Quarter                           0.75         0.75
------------------------------------------------------------


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 1997, sales of the Company's products increased to $2,715,991, a 25.3% gain over sales of $2,166,763 recorded in 1996. The increase in revenues was primarily a result of growing demand for the Company's premium depaneling equipment, the PanelMASTER 18HS and PanelROUTER 16SI workstations, as well as continued demand for the Company's lower tier multipurpose workstations. Introduced in 1995 and 1994 respectively, the PanelMASTER 18HS and PanelROUTER 16SI have gained broad acceptance in the electronics industry, where the demand for custom depaneling equipment continues to grow. For the fiscal year ended December 31, 1997, the Company had sold thirteen (13) PanelMASTER HS standalone units and six (6) in-line PanelROUTER SI systems. Over the past eighteen months the Company has noted a favorable shift in its product mix toward the larger, faster servomotor-based depaneling systems.

While sales for fiscal year 1997 increased 25.3% over the prior period, the cost of goods sold increased only 13.4% to $1,490,352, from $1,314,209 in 1996. Management attributes the favorable trend in cost of goods sold to numerous cost containment and scrap reduction initiatives that were introduced early in 1997. As a result, the gross profit margin increased substantially to 45.1% of total revenues in 1997, compared to 39.3% of total revenues in 1996.

In terms of the foreign and domestic breakdown of sales, the Company experienced growth within North America during 1997, but a reduction in revenues abroad. Domestic sales as of December 31, 1997, were approximately $1,901,000, a 108% increase compared to $914,725 for the same period in 1996. International revenues decreased by 57.5% in 1997, accounting for only $401,688 in sales versus $945,000 in 1996. Parts and service revenue accounted for the remaining sales of approximately $413,000, or 15.2% of total revenues in 1997. Parts and service recorded sales of $305,167 in 1996, or 14.1% of total revenues. Although international sales are an integral part of the Company's strategic sales objective, the Company has become more selective on the type and amount of foreign business it accepts. Management deems this change in policy appropriate, especially in light of the dramatic downturn in the Asian and Pacific Rim markets, which occurred in the second half of 1997. For the year ended December 31, 1997, the Company recorded an increase in its allowance for bad debt in the amount of $61,605, to reserve for the recovery of delinquent accounts primarily in South Korea and Taiwan. Management is actively pursuing the collection of these accounts. International sales on new equipment accounted for only 14.8% of revenues in 1997, compared to 49.2% in 1996.

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

In the area of operating expenses, general and administrative costs increased modestly to $255,964 in 1997, compared to $231,127 for the same period in 1996. As a percentage of sales, however, the general and administrative costs decreased from 10.7% of total revenues in 1996, to 9.4% in 1997. The Company continues to focus on expense control as a requisite to sustaining profitability in 1998..

Marketing and sales costs also increased during the reporting period, up 13.0% to $562,020 in 1997 versus $497,575 as recorded in 1996. On a percentage basis, marketing and sales costs declined to 20.7% of total sales in 1997, compared to 23.0% of total sales in 1996. The slight improvement can be attributed to the mix of commission payments associated with products being sold by geographical region (i.e., commission rates for international distributors are different than those for manufacturer's representatives who sell, but do not service, equipment in the United States). The Company believes it will always be subject to higher SG&A costs (as a percentage of revenue) because of its practice of going to market through distributors and manufacturer's representatives.

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

                                       TABLE 1

                                    1997         %        1996         %
                                    ----         -        ----         -
 Net Sales                       $2,715,991     100.0  $2,166,763      100.0
 Cost of Sales                    1,490,352      54.9   1,314,209       60.7
                                 ----------     -----  ----------      -----
 Gross Profit                    $1,225,639      45.1    $852,554       39.3

 G&A Expense                       $255,964       9.4    $231,127       10.7
 Marketing                          562,020      20.7     497,575       23.0
 R&D Expense                        154,414       5.7     159,570        7.4
                                 ----------     -----  ----------      -----
 Total                             $972,398      35.8     888,272       41.0

 Provision for Bad Debt             $79,109       2.9          --         --
 Loss on Disposition of Assets        6,336       0.2          --         --
                                 ----------     -----  ----------      -----
 Earnings before Interest          $167,796       6.2    ($35,718)      (1.6)
 Interest Expense                   $44,942       1.7     $45,114        2.1
                                 ----------     -----  ----------      -----
 Net Income (Loss)                 $122,854       4.5    ($80,832)      (3.7)
                                 ----------     -----  ----------      -----
                                 ----------     -----  ----------      -----

In 1998 the Company will continue to expand sales of its premium line of depaneling routers, while still supporting its original line of small-scale multipurpose machines. The Company will focus on growth opportunities in the U.S. and North America, as well as in selected markets overseas. In first quarter 1998, the Company secured CE Compliance for its PanelMASTER 18HS standalone router, allowing the product to be reintroduced into the European market. The first CE compliant machine shipped to a customer in Dublin, Ireland in late February 1998. Responding to specific needs in the marketplace, as well as the requests of many of its customers, the Company will introduce new products and accessories aimed at addressing a multitude of new applications.
In the opinion of Management, the strength of the electronics market, combined with the internal improvements OZO has made during 1997, will enable the Company to meet its objectives for sales and profitability in 1998.

LIQUIDITY AND CAPITAL RESOURCES

For short-term cash and credit requirements, the Company continues to use the credit revolver established in July 1995 through its local bank. The revolving line of credit has a maximum available limit of $30,000, and matures on July 13, 2000. As of January 1998, the Company had reached a tentative agreement with its local bank to expand the credit revolver to approximately $50,000. The agreement was contingent on a review by the bank of the Company's 10-KSB report for 1997, and the Company's continued profitability through the first quarter of 1998.

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

Prior to 1997, the Company had completed the retirement of three significant debt obligations (all in the fourth quarter of 1996). In addition to retiring a $100,000 loan from an investment group, the Company also retired a $50,000 short-term loan from its local bank, as well as a $45,000 loan from a customer. As of December 31, 1997, the Company's primary debt obligation was a $240,000 note due December 30, 1998 (see Note 5 of the Financial Statements). The Company will continue its efforts to remediate, consolidate, and retire its debt obligations throughout 1998 and into the next fiscal year.

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

Total Current Liabilities increased $91,826 or 14.9% in 1997 to $709,138. The increase in current liabilities is driven primarily by the maturity schedule of the Company's $240,000 in long-term debt which became current as of December 31, 1997. Repayment of the entire $240,000 is due on December 30, 1998. Total current debt as of December 31, 1997 (including the aforementioned current portion of long-term debt and the current portion of capitalized lease obligations), was $280,036, and increase of $245,429 from $34,607 as of December 31, 1996. Management is in the process of securing a refinancing package for the Company's debt, and expects to have the issue resolved well in advance of the December 30, 1998 due date. As an alternative, Management is also contemplating repaying a portion of the $240,000 debt from cash from operations it expects to generate in 1998.

Excluding the current portion of long-term debt, $240,000, Total Current Liabilities would have decreased $148,174 during 1997. This reduction was due in part because Management took a proactive stance to reduce current liabilities, specifically the elimination of the note payable to an officer ($84,500 as of December 31, 1996), and Customer Deposits, ($45,000 as of December 31, 1996). Other current liabilities, including Accounts Payable were virtually unchanged between December 31, 1996, and December 31, 1997, despite an increase in sales of 25.3%.

The Company made significant progress in 1997 with the expanded sales and marketing of its premium products, the PanelMASTER 18HS and the PanelROUTER 16SI. During the course of the 1997, the Company sold thirteen (13) PanelMASTER 18HS's and six (6) PanelROUTER 16SI's. Three more Model 18HS's and one more Model 16SI will be shipped in the first quarter of 1998. Management believes that the market acceptance phase for these products has progressed satisfactorily, and the prospects for receiving additional orders for the premium depaneling equipment is favorable at this time. In addition to this positive forecast, Management also believes that various re-engineering activities undertaken by the Company throughout 1997 have resulted in dramatic improvements in the Company's competitiveness. These re-engineering activities include: reductions in cycle times for equipment fabrication, substantial equipment upgrades within the Manufacturing Group; new rapid response procurement and inventory procedures; enhanced quality defect reduction programs; improved performance enhancement projects for mechanical assemblies, electronics, and software; and cost containment and waste reduction projects throughout all levels of production.
In addition, significant re-engineering projects have also been implemented within the administrative functions. As a result of these tactical and strategic initiatives, the favorable forecast for 1998, and a strong backlog through the second quarter of 1998, Management believes that the Company can continue as a going concern.

Looking forward, the Company intends to fund its current operations from a combination of cash generated from operations, existing lines of credit, potential new lines of credit, equity financing, or refinancing of existing debt. These sources of capital are expected to fund the Company's current operations through December 31, 1998 and beyond. Unless the Company continues to be profitable, or develops additional equity or debt sources of financing, there would be a materially adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrantholders. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurances that the Company would be able to continue to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's equity securities.

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

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

          (a)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

NAME AND POSITION
IN THE COMPANY                      AGE           DIRECTOR SINCE
------------------------------      ---           --------------
Alvin L. Katz                        68           October 1996
(Chairman of the Board
since October 1996, Director)

David J. Wolenski                    36           September 1996
(President since
September 1996, Director)

David W. Orthman                     47           February 1992
(Secretary-Treasurer,
Director)

Scott E. Salpeter                    39           October 1996
(Director)

Brantley J. Halstead                 40           Officer since February 1998
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

          See Item 12 for a description of understandings pursuant to which individuals were selected as a director of the Company.

          BUSINESS EXPERIENCE. The following is a brief account of the business experience during the past five years of each director and executive officer:

NAME OF DIRECTOR         PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS
----------------         -----------------------------------------------
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

Brantley J. Halstead     Chief Financial Officer since February 1998; Corporate
                         Controller from September 1997 through January 1998;
                         independent Management Consultant from May 1993 to May
                         1995, and April 1996 through August 19897; Senior
                         Manager with Price Bednar Consulting LLC from June 1995
                         through March 1996; Management Consultant with Deloitte
                         & Touche from May 1988 through May 1993.  The focus of
                         Mr. Halstead's management consulting efforts included
                         the use of information technology to facilitate
                         business process re-engineering.

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

                                       ANNUAL COMPENSATION              LONG TERM  COMPENSATION
                              -------------------------------------     -----------------------
NAME AND                                               OTHER ANNUAL       RESTRICTED STOCK
PRIN. POSITION      YEAR      SALARY($)      BONUS     COMPENSATION       AWARDS($)       OTHER
--------------      ----      ---------      -----     ------------     -----------------------
David J. Wolenski
CEO                 1997      48,000           0            0              18,750         None
CEO(1)              1996      26,300           0            0              None           None
CEO(2)              1996      13,000           0            0              5000           None

Marjorie Zimdars-Orthman
CEO                 1995      39,500           0            0              None           None

Note 1: Marjorie Zimdars-Orthman was CEO through September 22, 1996; the salary is prorated accordingly.

Note 2: David J. Wolenski became CEO on September 23, 1996; the salary shown is for the balance of the year.

OTHER PLANS.

     There are no other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

LONG TERM INCENTIVE PLAN.

     The Company has no long-term incentive plans.

COMPENSATION  OF DIRECTORS.

     As of December 31, 1997, and for the year then ended, cash compensation was not being paid to members of the Board of Directors for their services as directors, except for their salaries as reported above under executive officer compensation. On June 24, 1997, the Board granted stock options to its directors in lieu of cash compensation, as described in Note 6 of the Financial Statements. In summary, the Board granted 25,000 options each to Alvin L. Katz and Scott E. Salpeter, and 35,000 options each to David W. Orthman and David J. Wolenski. All of the aforementioned options are immediately vested as of the date of grant, and will expire in five years on June 24, 2002. The exercise price is $1.125 per share for the duration of the five-year option term.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

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

                                                                       AMOUNT AND
                                                                  NATURE OF BENEFICIAL    PERCENT
NAME OF BENEFICIAL OWNER                POSITION WITH COMPANY          OWNERSHIP          OF CLASS
------------------------                ---------------------          ---------          --------
David W. Orthman                        Director, Director of         129,710 (1)           25.3%
7450 E. Jewell Ave., #A                 Research & Development
Denver, Colorado 80231

David J. Wolenski                       Director, President,           60,000 (2)           11.7%
7450 E. Jewell Ave., #A                 Chief Executive Officer
Denver, Colorado 80231

Scott E. Salpeter                       Director                       25,000 (3)            5.0%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131

Alvin L. Katz                           Director, Chairman             61,250 (4)            7.4%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131


All Officers and Directors
as a Group (4 Persons)                                                275,960               44.0%

Steven N. Bronson                       None                          111,650 (5)           22.0%
201 S. Biscayne Blvd. #2950
Miami, Florida 33131

James S. Cassel                         None                           28,750 (6)            5.7%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          TRANSACTIONS WITH MANAGEMENT AND OTHERS AND CERTAIN BUSINESS RELATIONSHIPS.

Throughout the course of 1997, the President and Chief Executive Officer made a series of loans to the Company in an effort to provide short-term working
capital for projects and to stabilize cash flow.   The secured loans were made
to the Company at a financing rate that was comparable to that which could have been obtained through outside sources. This action was undertaken with the approval and concurrence of the Board of Directors. As a result of these transactions, a total of $304,000 was loaned to the Company during the fiscal year 1997. As of December 31, 1997, the outstanding loan balance was paid down to zero.

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

          10.5  Form of Promissory Note, 4/1/96, filed with initial filing.

          10.6  Form of Security Agreement, 4/1/96, filed with initial filing.

          10.7 Form of Common Stock Purchase Warrant, 4/1/96, filed with initial filing.

          10.8  Form of Promissory Note, 7/1/96, filed with initial filing.

          10.9 Form of 4/1/96 Promissory Note Extension, 10/17/96, filed with initial filing.

          10.10 Form of Common Stock Purchase Warrant, 10/10/96, filed with initial filing.

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

 Statements of Operations
   Years Ended December 31, 1997 and 1996                          F - 5

 Statements of Stockholders' Equity
   Years Ended December 31, 1996 and 1997                          F - 6

 Statements of Cash Flows
   Years Ended December 31, 1997 and 1996                     F - 7 -- F - 8

 Notes to Financial Statements                                F - 9 -- F - 18

                          OZO DIVERSIFIED AUTOMATION, INC.
                            INDEPENDENT AUDITOR'S REPORT


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


                                Wheeler Wasoff, P.C.



Denver, Colorado
March 18, 1998

                          OZO DIVERSIFIED AUTOMATION, INC.
                                   BALANCE SHEET
                                 DECEMBER 31, 1997

                                       ASSETS

CURRENT ASSETS
     Cash                                                  $     7,526
     Accounts receivable, (net of allowance for doubtful
        accounts of $68,105)                                   255,414
     Inventories  (Note 3)                                     358,498
     Prepaid expenses                                           25,631
                                                           -----------

        Total Current Assets                                   647,069
                                                           -----------

PROPERTY AND EQUIPMENT, at cost  (Note 5)
     Manufacturing                                             149,703
     Furniture and fixtures                                    169,747
     Assets under capitalized leases                           204,814
     Vehicle                                                    10,820
     Leasehold improvements                                      5,010
                                                           -----------

                                                               540,094

     Less accumulated depreciation and amortization            362,271
                                                           -----------

                                                               177,823
                                                           -----------
OTHER ASSETS
     Deferred financing costs, net                               8,126
     Other                                                       2,859
                                                           -----------

                                                                10,985
                                                           -----------

                                                           $   835,877
                                                           -----------
                                                           -----------

The accompanying notes are an integral part of the financial statements.

                          OZO DIVERSIFIED AUTOMATION, INC.
                             BALANCE SHEET (CONTINUED)
                                 DECEMBER 31, 1997

                        LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES
     Note payable - bank                                   $    27,415
     Accounts payable  (Note 1)                                244,139
     Commissions payable                                        60,345
     Due to shareholder                                         20,750
     Accrued expenses                                           76,453
     Current portion of long term debt and
        capitalized lease obligations (Note 5)                 280,036
                                                           -----------

        Total Current Liabilities                              709,138
                                                           -----------

LONG TERM DEBT AND CAPITALIZED LEASE
     OBLIGATIONS  (Note 5)                                     126,731
                                                           -----------

COMMITMENTS  (Note 7)

STOCKHOLDERS' EQUITY  (Note 6)
     Preferred stock - $.10 par value
        Authorized - 1,000,000 shares
        Issued - none                                               --
     Common stock - $.10 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - 478,164 shares                 47,816
     Capital in excess of par value                          1,193,004
     Accumulated deficit                                    (1,240,812)
                                                           -----------

                                                                     8
                                                           -----------

                                                           $   835,877
                                                           -----------
                                                           -----------

The accompanying notes are an integral part of the financial statements.

                          OZO DIVERSIFIED AUTOMATION, INC.
                              STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                              1997           1996
NET SALES                                                   $2,715,991     $2,166,763
COST OF SALES                                                1,490,352      1,314,209
                                                            ----------     ----------

GROSS PROFIT                                                 1,225,639        852,554
                                                            ----------     ----------

OPERATING EXPENSES
     General and administrative                                255,964        231,127
     Marketing and sales                                       562,020        497,575
     Research and development                                  154,414        159,570
     Provision for bad debts                                    79,109             --
                                                            ----------     ----------

                                                             1,051,507        888,272
                                                            ----------     ----------

OTHER (EXPENSE) ITEMS
     Interest expense                                          (44,942)       (45,114)
     Loss on disposition of assets                              (6,336)            --
                                                            ----------     ----------

                                                               (51,278)       (45,114)
                                                            ----------     ----------

INCOME (LOSS) BEFORE INCOME TAX                                122,854        (80,832)

INCOME TAX EXPENSE                                             (70,000)            --

TAX BENEFIT OF NET OPERATING
     LOSS CARRY FORWARD                                         70,000             --
                                                            ----------     ----------

NET INCOME (LOSS)                                           $  122,854     $  (80,832)
                                                            ----------     ----------
                                                            ----------     ----------

INCOME (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                                      $      .27     $     (.18)
                                                            ----------     ----------
                                                            ----------     ----------

      The accompanying notes are an integral part of the financial statements.

                          OZO DIVERSIFIED AUTOMATION, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                          COMMON STOCK               CAPITAL IN                            TOTAL
                                                          ------------               EXCESS OF          ACCUMULATED    STOCKHOLDERS'
                                                     SHARES          AMOUNT          PAR VALUE            DEFICIT         EQUITY

 BALANCE, JANUARY 1, 1996                            452,664          $45,266         $1,169,804      $(1,282,834)     $ (67,764)
 Issuance of common stock to officer and
   employee                                            5,500              550              6,450               --          7,000

 Net (Loss)                                               --               --                --           (80,832)       (80,832)
                                                     -------          -------        ----------       -----------      ---------

 BALANCE, DECEMBER 31, 1996                          458,164           45,816         1,176,254        (1,363,666)      (141,596)

 Issuance of common stock to officer                  20,000            2,000            16,750                --         18,750


 Net Income                                               --               --                --           122,854        122,854
                                                     -------          -------        ----------       -----------      ---------

 BALANCE, DECEMBER 31, 1997                          478,164          $47,816        $1,193,004       $(1,240,812)     $       8
                                                     -------          -------        ----------       -----------      ---------
                                                     -------          -------        ----------       -----------      ---------

The accompanying notes are an integral part of the financial statements.

                         OZO DIVERISIFIED AUTOMATION, INC.
                              STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                 1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                      $ 122,854      $ (80,832)
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating activities
     Depreciation and amortization                                             54,734         38,863
     Stock issuance for services  (Note 6)                                     18,750          7,000
     Provision for bad debts                                                   61,605              -
     Loss on disposition of assets                                              6,336              -
     Other                                                                     (2,859)        (4,522)
     Changes in assets and liabilities
         (Increase) in accounts receivable                                    (59,244)       (72,293)
         Decrease in inventories                                               29,927        117,972
         (Increase) decrease in prepaids                                      (14,246)         3,759
         (Decrease) increase in accounts payable and
           accrued expenses                                                   (23,517)        60,542
         (Decrease) in deferred income and customer deposits                  (45,000)      (113,118)
                                                                            ---------      ---------
     Net cash provided (used) by operating activities                         149,340        (42,629)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                       (20,425)       (12,485)
                                                                            ---------      ---------

     Net cash (used) by investing activities                                  (20,425)       (12,485)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of long-term debt and capital lease obligations                 (39,415)       (29,937)
     Proceeds from short-term borrowings                                      210,000        375,500
     Payment of short-term borrowings                                        (210,585)      (375,000)
     Proceeds from officer loan                                               304,000        168,800
     Payment of officer loan                                                 (388,500)       (84,300)
                                                                            ---------      ---------

     Net cash (used) provided by financing activities                        (124,500)        55,063
                                                                            ---------      ---------

NET INCREASE (DECREASE) IN CASH                                                 4,415            (51)

CASH, BEGINNING OF YEAR                                                         3,111          3,162
                                                                            ---------      ---------

CASH, END OF YEAR                                                           $   7,526      $   3,111
                                                                            ---------      ---------
                                                                            ---------      ---------

     The accompanying notes are an integral part of the financial statements.

                          OZO DIVERISIFIED AUTOMATION, INC.
                        STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED DECEMBER 31, 1997 AND 1996

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

          REVENUE RECOGNITION

          Revenue is recognized from sales of machines when they are shipped to customers or title transfers, and from services when performed. Unearned income on service contracts, if any, is amortized by the straight-line method over the term of the contract.

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

          INCOME (LOSS) PER SHARE

          For 1996, loss per common share is computed based on the weighted average number of common shares outstanding of 454,497 shares. Convertible equity instruments, such as stock options, warrants and convertible debt, are not considered in the calculation of net loss per share for 1996 as their inclusion would be antidilutive.

          In February 1997 SFAS No. 128, "Earnings Per Share", was issued effective for periods ending after December 15, 1997. There is no impact on the Company's 1996 financial statements from adoption of SFAS No. 128. The Company has adopted the provisions of SFAS No. 128 effective for the year ending December 31, 1997. The weighted average number of common shares outstanding at December 31, 1997 was 458,218 shares. At December 31, 1997, 245,000 exercisable stock options and warrants were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares.

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

          SHARE BASED COMPENSATION

          In October 1995 SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria.

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

          Management believes that various re-engineering activities undertaken by the Company throughout 1997 have enhanced the Company's competitiveness. These re-engineering activities include: reductions in cycle times for equipment fabrication, substantial manufacturing equipment upgrades; new rapid response procurement and inventory procedures; enhanced quality control programs; improved performance enhancement projects for mechanical assemblies, electronics, and software; and cost containment and waste reduction projects throughout all levels of production. Significant re-engineering projects have also been implemented within the administrative functions.

          The Company continues to focus on the depaneling application market with its premium routing equipment, the 18HS PanelMASTER and the 16SI PanelROUTER. Both of these strategic product groups are continuously analyzed for improvements and incorporating requirements defined by its customers.

          In 1998, the Company intends to attend the major electronic assembly industry trade shows. In addition, marketing efforts will be increased in the European Union, and Central and South America. Management has also reemphasized customer service, and is continuing production process improvements in an effort to preserve operating margins.

                          OZO DIVERSIFIED AUTOMATION, INC.
                           NOTES TO FINANCIAL STATEMENTS

NOTE 2 -  BASIS OF ACCOUNTING (CONTINUED)

          The Company intends to fund its current and future operations from a combination of cash generated from operations, existing lines of credit, potential new lines of credit, equity financing, or refinancing of existing debt. Unless the Company continues to be profitable, or develops additional equity or debt sources of financing, there would be a materially adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrant holders. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurances that the Company would be able to continue to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's equity securities.

          There are many factors that impair the Company's ability to reasonably predict the future sales potential of foreign markets. Exchange rate variations, policies of local governments regarding import duties or trade restrictions of U.S. produced equipment, and fluctuations of local economies, may affect the Company's ability to sustain revenues internationally. Similarly, these same uncertainties limit the predictability of sales projections in foreign markets. Nevertheless, the Company remains dependent upon both the Domestic and International sectors for maintaining its revenue base from year-to-year.

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

                       OZO DIVERSIFIED AUTOMATION, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

         Long term debt and capitalized lease obligations consist of the following at December 31, 1997:

         9% unsecured convertible notes, due December 30, 1998,
            interest payable quarterly                                   $120,000
         9% unsecured non-convertible notes, due December 30, 1998,
            interest payable quarterly                                    120,000
         Capitalized lease obligations with interest at 10.1% to 18.29%, repayable in monthly installments of an aggregate $4,723;
            collateralized by the underlying equipment                    166,767
                                                                         --------
                                                                          406,767

         Less current portion                                             280,036
                                                                         --------

                                                                         $126,731
                                                                         --------
                                                                         --------

         As of December 31, 1997, the scheduled maturities of notes payable and capitalized lease obligations are as follows:

               1998                                 $280,036
               1999                                   44,895
               2000                                   48,627
               2001                                   33,209
                                                    --------
                                                    $406,767
                                                    --------
                                                    --------

         Future minimum payments on capitalized leases are as follows:

         Year ending December 31,

         1998                                      $  56,669
         1999                                         56,669
         2000                                         54,919
         2001                                         34,623
                                                   ---------
                                                     202,880

         Less amount representing interest            36,113
                                                   ---------

         Present value of net minimum lease
           payments including current maturity     $ 166,767
                                                   ---------
                                                   ---------

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


          OPTIONS

          The status of outstanding options granted by the Company is as follows:

                                                   NUMBER                WEIGHTED              WEIGHTED
                                                     OF                   AVERAGE               AVERAGE
                                                   SHARES             EXERCISE PRICE          FAIR VALUE
 Options Outstanding - January 1, 1997                 --                    --                    --

 Granted in 1997                                  120,000                 $1.13                  $.51
                                                  -------                 -----                  ----
                                                                          -----                  ----
 Options Outstanding - December 31, 1997          120,000                 $1.13
                                                  -------                 -----
                                                  -------                 -----

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


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

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

                       OZO DIVERSIFIED AUTOMATION, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (CONTINUED)

     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 1997 is as follows:

        Statutory federal income tax rate                                   31%
        Increase (decrease) in taxes resulting from:
        State tax, net of federal benefit                                    3
        Utilization of net operating loss carryforwards                    (34)
                                                                           ---
        Effective Rate                                                      --%
                                                                           ---
                                                                           ---

NOTE 10 - CONCENTRATIONS AND OTHER RISKS

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

      Dated:  January 6, 1999

                         OZO DIVERSIFIED AUTOMATION, INC.,
                         a Colorado corporation

                         By:   /s/ David J. Wolenski
                            --------------------------------
                                   David J. Wolenski
                                   President and CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                       Name and Title                         Signature

January 6, 1999          David J. Wolenski                  /s/ David J. Wolenski
                         Principal Executive Officer        ------------------------
                         Principal Financial Officer
                         Director

January 6, 1999          David W. Orthman                   /s/ David W. Orthman
                         Secretary-Treasurer                ------------------------
                         Director

January 6, 1999          Alvin L. Katz                      /s/ Alvin L. Katz
                         Chairman of the Board              ------------------------
                         Director

January 6, 1999          Scott E. Salpeter                  /s/ Scott E. Salpeter
                         Director                           ------------------------

January 6, 1999          Brantley J. Halstead               /s/ Brantley J. Halstead
                         Principal Accounting Officer       ------------------------
                         Chief Financial Officer
