Form 10QSB/A
period 1998-09-30
OZO DIVERSIFIED AUTOMATION INC /CO/
filed 1999-01-13
CIK 812152

                                FORM 10-QSB/A1
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended September 30, 1998

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

For the transition period from _________ to ________


                         Commission File No. 0-16335


                       OZO DIVERSIFIED AUTOMATION, INC.
                       7450 East Jewell Avenue, Suite A
                           Denver, Colorado  80231

                           Telephone (303)-368-0401


        Colorado                                84-0922701
------------------------           ------------------------------------
(State of Incorporation)           (IRS Employer Identification Number)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No
     -----

As of September 30, 1998, Registrant had 483,164 shares of its $0.10 par value common stock outstanding.

                        PART I - FINANCIAL INFORMATION

                       OZO Diversified Automation, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30, 1998   December 31, 1997
                                                    ------------------   -----------------
                                                           (Unaudited)
CURRENT ASSETS
    Cash                                                          $607              $7,526
    Accounts and notes receivable, net                         131,296             255,414
    Inventories (See Note 3)                                   366,866             358,498
    Prepaid expenses                                            11,215              25,631
                                                              --------            --------

        Total Current Assets                                   509,984             647,069
                                                              --------            --------

PROPERTY AND EQUIPMENT
    Manufacturing                                               40,391             149,703
    Furniture & Fixtures                                        83,581             169,747
    Capitalized Leases                                         204,814             204,814
    Leasehold Improvements                                       5,010               5,010
    Vehicle                                                     10,820              10,820
                                                              --------            --------
                                                               344,616             504,094

        Less accumulated depreciation                          199,302             362,271
                                                              --------            --------

            Total Property and Equipment                       145,314             177,823
                                                              --------            --------

OTHER ASSETS
    Deferred Financing Costs                                     2,255               8,126
    Other                                                        2,859               2,859
                                                              --------            --------
                                                                 5,114              10,985
                                                              --------            --------

TOTAL ASSETS                                                  $660,412            $835,877
                                                              --------            --------
                                                              --------            --------

                         OZO Diversified Automation, Inc.
                            BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30, 1998   December 31, 1997
                                                    ------------------   -----------------
                                                            (Unaudited)
CURRENT LIABILITIES
    Current portion of notes payable and
      Capitalized lease obligation                            $281,835            $280,036
    Accounts payable and accrued expenses                      149,902             401,687
    Note payable - Bank                                         27,415              27,415
    Note payable - Officer                                      78,609                   0
    Note payable - Director                                     75,000                   -
                                                            ----------          ----------

        Total Current Liabilities                             $612,761             709,138
                                                            ----------          ----------

LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATION                 82,429             126,731
                                                            ----------          ----------

        Total Liabilities                                      695,190             835,869
                                                            ----------          ----------

SHAREHOLDERS' EQUITY
    Preferred stock $0.10 par value,
      Authorized 1,000,000 shares,
      Issued - none
    Common stock, $0.10 par value,
      Authorized 5,000,000 shares,
      Issued and outstanding - 483,164 (1998)
      Issued and outstanding - 478,164 (1997)                   48,316              47,816
    Capital in excess of par value                           1,198,004           1,193,004
    Accumulated deficit                                     (1,281,098)         (1,240,812)
                                                            ----------          ----------

        Total Shareholders' (Deficiency) Equity                (34,778)                  8
                                                            ----------          ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $660,412            $835,877
                                                            ----------          ----------
                                                            ----------          ----------

                        OZO Diversified Automation, Inc.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                           Nine Months Ended September 30,

                                                               1998                1997
                                                               ----                ----
Net Sales                                                   $1,352,919          $2,032,998
Cost of Sales                                                  802,615           1,181,231
                                                            ----------          ----------
Gross Profit                                                   550,304             851,767
                                                            ----------          ----------

Operating Expenses:
    Marketing & Sales                                          119,660             290,491
    Research & Development                                     105,421             116,845
    General & Administrative                                   365,508             365,988
                                                            ----------          ----------
                                                               590,589             773,324
                                                            ----------          ----------

Income before Taxes                                            (40,285)             78,443

Provision for Income Taxes                                        ----              15,689
Tax Benefit of Operating Loss Carryforwards                       ----             (15,689)
                                                            ----------          ----------

NET INCOME (LOSS)                                              (40,285)            $78,443
                                                            ----------          ----------
                                                            ----------          ----------

NET INCOME (LOSS) PER COMMON SHARE                              ($0.08)              $0.17
                                                            ----------          ----------
                                                            ----------          ----------

NET INCOME (LOSS) PER COMMON SHARE
    ASSUMING DILUTION                                           ($0.08)              $0.17
                                                            ----------          ----------
                                                            ----------          ----------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                480,942             458,164
                                                            ----------          ----------
                                                            ----------          ----------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                              480,942             458,164
                                                            ----------          ----------
                                                            ----------          ----------

                         OZO Diversified Automation, Inc.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                1998                1997
                                                                ----                ----
Cash flows for operating activities:
    Net Income                                                ($40,285)            $78,443
    Adjustments to reconcile net income to net cash
      Used in operating activities:
          Depreciation                                          38,929              34,583
          Amortization of deferred financing costs               5,871               5,871
          Other                                                                     (2,082)
          Decrease (increase) in assets:
              Accounts receivable                              124,118            (197,979)
              Inventories                                       (8,369)            133,221
              Prepaid expenses                                  14,416               1,910

          Increase (decrease) in Accounts payable and
            Accrued expenses                                  (249,986)            (39,604)
                                                              --------             -------

    Net cash provided (used) by operating activities          (115,306)             14,363
                                                              --------             -------

Cash flows from investing activities:
    Capital expenditures                                        (6,421)             (9,213)
                                                              --------             -------

    Net cash provided (used) by investing activities            (6,421)             (9,213)
                                                              --------             -------

Cash flows from financing activities:
    Payments of long-term debt and capitalized lease
      Obligations                                              (44,302)             (7,736)
    Proceeds from officer loan                                 213,200                ----
    Payments on officer loan                                  (134,590)               ----
    Proceeds from director loan                                 75,000
    Payments on director loan                                        0
    Proceeds from issuance of common stock                       5,500                ----
                                                              --------             -------
        Net cash provided (used) by financing activities       114,808              (7,736)
                                                              --------             -------

Net increase (decrease) in cash                                 (6,919)             (2,586)

Cash at beginning of period                                      7,526               3,111

Cash at end of period                                             $607                $525
                                                              --------             -------
                                                              --------             -------

                        OZO Diversified Automation, Inc.
                            STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended September 30,
                                                           --------------------------------
                                                                1998                1997
                                                                ----                ----
Net Sales                                                     $359,798            $604,809
Cost of Sales                                                  182,970             354,083
                                                              --------            --------

Gross Profit                                                   176,828             250,726
                                                              --------            --------

Operating Expenses:
    Marketing & Sales                                           15,346              78,407
    Research & Development                                      24,979              39,523
    General & Administrative                                   132,846             115,971
                                                              --------            --------
                                                               173,171             233,901
                                                              --------            --------

Income before Taxes                                              3,657              16,825

Provision for Income Taxes                                         731               3,365
Tax Benefit of Operating Loss Carryforwards                       (731)             (3,365)
                                                              --------            --------

NET INCOME (LOSS)                                               $3,657             $16,825
                                                              --------            --------
                                                              --------            --------

NET INCOME (LOSS) PER COMMON SHARE                               $0.01               $0.04
                                                              --------            --------
                                                              --------            --------

NET INCOME (LOSS) PER COMMON SHARE
    ASSUMING DILUTION                                            $0.01               $0.04
                                                              --------            --------
                                                              --------            --------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                483,164             458,164
                                                              --------            --------
                                                              --------            --------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                              483,164             458,164
                                                              --------            --------
                                                              --------            --------

                        OZO Diversified Automation, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of Management, necessary to provide a fair statement of the results of operation and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form10-KSB

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

Note 3 - Inventories

                           September 30, 1998        December 31, 1997
Raw Materials                        $324,867                 $358,498
Work in Progress                        8,000                     ----
Finished Goods                         34,000                     ----
                                     --------                 --------
    Total                            $366,867                 $358,498
                                     --------                 --------
                                     --------                 --------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the nine months ended September 30, 1998, the Company had revenues of $1,352,919, a 33.5% decrease from revenues of $2,032,998, recorded for the first nine months of 1997. For the quarter ended September 30, 1998, the Company had revenues of $359,798, a 40.5% decrease from revenues of $604,809, recorded for the third quarter of 1997. The decrease in revenues is primarily a result of weak economic conditions in Asia, as well as, capital spending curtailments by large Original Equipment Manufacturers (OEMs) in North America. These spending curtailments are also directly attributable to the uncertain business conditions in Asia. While Management cannot predict a timetable for a recovery in the Asian markets, it is believed that the weak business conditions in Asia will extend well into the second half of the year and possibly into the first half of 1999. Management is in the process of refocusing its sales efforts in markets that remain less affected by the Asian financial situation.

Because of the decrease in total revenues reported during the first nine months of 1998, the Company posted a loss of $40,285, a 151.3% decrease from net income of $78,443, reported for the same period in 1997. Despite a decrease in total revenues reported during the third quarter of 1998, the Company posted a gain of $3,657, a 78.3% decrease from net income of $16,825, reported for the same period in 1997.

In anticipation of an extended downturn in sales, Management has continued to undertake internal measures to reduce fixed costs and to match expense spending against projected revenues. The Company will voluntarily enforce its cost containment program for as long as conditions warrant.

The Company continues to focus on the depaneling application market with its premium routing equipment, the 18HS PanelMASTER and the 16SI PanelROUTER. Both of these strategic product groups are continuously analyzed for improvements and incorporating requirements defined by our customers. In August, the Company attended the SMTrends Trade Show in Huntsville, Alabama, and the SMI Trade Show in San Jose, California. In addition, marketing efforts have been increased in the European Union, and in Central and South America. Management has also reemphasized customer service, and is continuing production process improvements in an effort to preserve operating margins.

The Company's Current Liabilities as of September 30, 1998, are $612,761, approximately $102,777, higher than Current Assets of $509,984. Included in the Current Liabilities as of September 30, 1998, are $240,000, in notes which are due December 30, 1998. As disclosed in the 1997 10-KSB report, Management is in the process of addressing the Company's debt obligations, and expects to have this issue resolved well in advance of the due date. Please see Part II, Note 5, for more information. Additionally, a $75,000 loan was made from a director of the Company to partially fund the operating loss incurred to date.

Cash flow from operating activities was a negative $115,306, for the nine months ended September 30, 1998, as compared to a positive $14,363, for the same period in 1997. This is directly attributable to reduced sales and a decrease in Accounts Payable. The negative operating cash flow had been primarily funded by the aforementioned loan from a director of the Company in addition to a loan from an officer which is payable upon demand with interest at 2.0 percentage points above the prime rate. As of September 30, 1998, the balance on these loans was approximately $75,000 and $78,609 respectively.

During the third quarter the Company wrote-off assets which were fully depreciated and no longer in service. These write-offs included $109,311 in manufacturing equipment, and $92,587 in furniture and fixtures.

As of October 26, 1998, the Company had an open order backlog of approximately $304,700, compared to a backlog of $368,000, on October 28, 1997. The open order backlog reflects an upturn in business conditions both domestically and internationally. However, as mentioned above, business conditions have continued to adversely impact the Company's open order backlog and remain unpredictable.

The foregoing discussion does not give any effect to the completion of a sale of the Company's depaneling and routing business as described in Part II,
Item 5 of this report. If the proposed transaction is completed, of which there can be no assurance, the Company's historical business will be discontinued.

Year 2000 Compliance

Although there can be no assurance, the company does not anticipate that it will suffer any adverse impact as a result of Year 2000 (Y2K) computer software issues either as a result of third party non-compliance or as a result of internal matters. None of the information technology or other software and hardware systems utilized by the Company incorporates technology that is incapable of recognizing dates beyond December 31, 1999.

Internally developed computer software sold with the Company's equipment is not date dependent. There are no date fields contained within this software. The software is designed to operate on IBM-compatible personal computers.
The current version of the operating system sold with the Company's equipment, MS DOS 6.22, the Company has been informed, is Year 2000 compatible by means of an upgrade to a more recent release.

Third-party software sold with the Company's equipment is limited to one product. The vendor of this product is GraphiCode, Inc. GraphiCode, Inc. has assured the Company that its software product, Etchmaster, is also Year 2000 compatible.

The Company is currently upgrading its ERP software to Macola Progression Series (Version 7.0/7.5) which is completely Year 2000 compliant. This upgrade will be completed by December 1999. All our other software products used internally, primarily Office Automation and Engineering, are the most recent releases of the products, and the Company has been led to believe these releases are also Year 2000 compatible.

In making the foregoing determination, the Company has assessed embedded systems contained in its facility and manufacturing equipment. As a result, the Company has not established a contingency plan to come into effect in the event of a Y2K catastrophe and management does not believe that such a plan is necessary. Of course, the Company is dependent on facilities outside of their control, such as electrical power supplies, banking facilities, transportation facilities (such as airlines) and communications facilities.

While the Company believes, based on public reports and some notifications it has received, that these outside facilities are or will be Y2K compliant, the Company does not have any other basis for determining their compliance. The operations of the Company would be significantly and adversely affected if any of these facilities are adversely affected by the millennium and other issues related to Y2K.

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

                          PART II - OTHER INFORMATION

                        OZO Diversified Automation, Inc.


Items 1-4   Not Applicable.

Item 5. On October 6, 1998, the Company announced that it had reached a nonbinding agreement in principle to sell its automation and depaneling business to JOT Automation, Inc., the U.S. subsidiary of JOT Automation Group Oyj, of Finland. The nature of the proposed transaction will be an asset sale between OZO and JOT, as opposed to a common stock purchase by JOT from OZO's current shareholders.

            The proposed transaction was originally scheduled to close before the end of the year. However, it was and is subject to satisfactory completion of due diligence, preparation of definitive agreements, and OZO shareholder approval among other standard closing conditions.

            In its report on Form 8-K reporting an event of November 4, 1998, the Company reported that it had entered into an Asset Purchase Agreement with JOT Automation, Inc., of Dallas Texas. Following execution by both parties of that Agreement, the Company continued negotiating certain of the documents with respect thereto, and prepared and filed with the Securities and Exchange Commission a preliminary proxy statement in accordance with SEC Regulation 14A. The staff members of the Commission's Division of Corporation Finance elected to review the Company's preliminary proxy statement. The decision to review the proxy statement has three consequences to OZO:

                 The shareholder vote on the proposed transaction between OZO and JOT Automation described in the preliminary proxy statement cannot occur prior to the end of 1998, which means that the completion of the transaction (if approved by the shareholders, of which there can be no assurance) cannot occur on January 2, 1999, as scheduled in the Asset Purchase Agreement;

                 The shareholders of OZO will not be able to elect directors at the shareholder meeting when the meeting is held; and

                 The Company has been asked to file amended versions of it 1997 Form 10KSB and 1998 third quarter Form 10QSB.

           As a result of those consequences the Company and JOT Automation, Inc., have entered into an amendment to the Asset Purchase Agreement which provides that the completion of the transaction will take place on the first business day not earlier than three days after approval of the transaction by the shareholders of OZO. In addition, JOT Automation has made certain accommodations for OZO to make expenditures necessary or appropriate to maintain and improve the Excluded Assets and to repay certain outstanding debt, which will become due before the transaction with JOT Automation can be completed. OZO will have to repay these extraordinary expenditures to JOT automation at the completion of the transaction (if completed, of which there can be no assurance).

           Also as a result of the delay in finalizing the proxy statement, OZO has elected to extend the record date for determining shareholders entitled to notice of and to vote at, the meeting. The record date for the forthcoming meeting will be December 31, 1998.

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

           As part of the proposed transaction, JOT Automation, Inc., will acquire the OZO name and trademark. The OZO public shell, after the completion of the agreement with JOT, will likely change its name. This will be a decision to be considered by the Board of Directors (and likely to be a condition of the final agreement with JOT).


Item 6     Exhibits and Reports on Form 8-K

           a)    Exhibits - none
           b) No Reports on Form 8-K were filed during the quarter ending September 30, 1998, however, subsequent to September 30, 1998, the Company filed reports on Form 8-K on November 4, 1998, and December 15, 1998

Item 7     Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


OZO DIVERSIFIED AUTOMATION, INC.



By:   /s/                                     /s/
     ----------------------------            ----------------------------
     David J. Wolenski                       Brantley J. Halstead
     Principal Executive Officer             Principal Accounting Officer
     Principal Financial Officer             Chief Financial Officer


Dated:  January 5, 1999