Form 10-K
period 1998-12-31
BIO MEDICAL AUTOMATION INC
filed 1999-04-15
CIK 812152

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/ X /  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
       OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number 0-16335

                        BIO-MEDICAL AUTOMATION, INC.
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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Revenues for fiscal year ended December 31, 1998, were $1,773,788.

The aggregate market value of the Registrant's voting stock held as of March 2, 1999, by nonaffiliates of the Registrant was $390,918.

As of March 2, 1999, Registrant had 643,160 shares of its $0.10 par value common stock outstanding.

                                 Total Pages 44
                            Exhibit Index at Page 24

                                     PART I

ITEM 1.  BUSINESS.

       (a) BUSINESS DEVELOPMENT. Bio-Medical Automation, Inc. ("BMA" or the "Company") was incorporated as a Colorado Corporation on October 13, 1983 under the name `OZO Diversified Automation, Inc.' The Company changed its name to BMA in March 1999, following shareholder approval of the name change in connection with the sale of substantially all of the Company's assets to JOT Automation, Inc. (referred to herein as the "JOT Transaction" and "JOT", respectively).

       Since its formation, and until the completion of the JOT Transaction, the Company had been engaged in the design and manufacture of robotic workstations for the electronics industry. The initial products offered by OZO included small-scale CNC (Computer Numerically Controlled) drilling machines that were, and are, commonly used in the fabrication of prototype printed circuit boards. As of the late 1980s, the Company diversified its product line to include routing and depaneling workstations. Until the completion of the JOT Transaction, the core business of the Company was the development, manufacturing, and sale of routing and depaneling robotic workstations for use in the electronics industry (referred to herein as the "routing and depaneling business"). The JOT Transaction resulted in the sale of the routing and depaneling business to JOT as described below.

       The Company has also developed a prototype micro-robotic device (the "prototype device") to manipulate organic tissues on an extremely small scale. The Company has not been able to complete the development of this prototype device because it needed to conserve its resources for use in the routing and depaneling business. The sale of the routing and depaneling business to JOT is expected to allow the Company to focus its efforts on the completion of the development of this prototype device. If completed (of which there can be no assurance), the Company intends to offer the technology and equipment to bio-medical and bio-technical research organizations and/or commercial entities.

RISK FACTORS

         AS NOTED ELSEWHERE HEREIN, THE FUTURE CONDUCT OF THE BUSINESS OF THE COMPANY AND ITS RESPONSE TO ISSUES RAISED BY THIRD PARTIES ARE DEPENDENT UPON A NUMBER OF FACTORS, AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO CONDUCT ITS OPERATIONS OR COMPLETE THE PROTOTYPE MICRO-ROBOTIC DEVICE AS CONTEMPLATED. CERTAIN STATEMENTS CONTAINED IN THIS REPORT USING THE TERMS "MAY," "EXPECTS TO," AND OTHER TERMS DENOTING FUTURE POSSIBILITIES, ARE FORWARD-LOOKING STATEMENTS. THE ACCURACY OF THESE STATEMENTS CANNOT BE GUARANTEED AS THEY ARE SUBJECT TO A VARIETY OF RISKS WHICH ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL, AND WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE PROJECTIONS OR ESTIMATES CONTAINED HEREIN. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING RISKS:

- Risks associated with start-up operations in companies dependent on the development of new, unproven technology. If the new technology is successfully developed, there can be no assurance that even patenting or otherwise protecting the Company's technology and the prototype device will adequately protect the technology from exploitation by others.

- Risks associated with the investment in a company with no historical profitability.

- Risks associated with a company, which has disposed its historical operations and has no experience in its proposed new line of business.

- Risks that competitors may develop a device similar to the Company's prototype device sooner than the Company can do so, thereby possibly eliminating the Company's market advantage. Most, if not all, of the Company's competitors have significantly greater capitalization and research and development staffs than the Company has available.

- Risks associated with a company that is dependent on the efforts of a single person, David Orthman, for the continuing development of the prototype device. Under his contract with JOT, Mr. Orthman may only work part-time for the Company. Additionally, the Company does not have keyman insurance on Mr. Orthman's life, and there can be no assurance that Mr. Orthman's services can be replaced should he choose not to, or be unable to, offer his continuing services to the Company.

- Risks associated with the possible inability of the Company to raise needed capital in the future. The market for the Company's common stock on the OTC Bulletin Board is volatile and can be significantly affected by a limited amount of activity. The Company has no assets, other than cash, against which outside parties are likely to provide debt or equity financing. Therefore, unless, the Company is successful in further developing the prototype to accurately manipulate organic tissues on an extremely small scale with its existing funds (which cannot be assured), the Company is not likely to be able to secure any additional financing.

       IT IS IMPORTANT THAT EACH PERSON REVIEWING THIS ANNUAL REPORT UNDERSTANDS THE SIGNIFICANT RISKS ATTENDANT TO THE OPERATIONS OF THE COMPANY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT MADE HEREIN EXCEPT TO THE EXTENT REQUIRED TO DO SO IN FURTHER REPORTS TO BE FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

       (b) BUSINESS OF ISSUER. As noted above, as a result of the completion of the JOT Transaction, the Company is no longer participating in its historical business activities. Those historical activities are now considered to be "discontinued operations" for financial statement purposes. As a result, this section describes BMA's business "prior to the completion of the JOT Transaction" and its "plan of operations."

       PRIOR TO THE COMPLETION OF THE JOT TRANSACTION. BMA, up to the date of the completion of the JOT Transaction, manufactured and marketed robotic workstations, which are used by the electronics industry, in surface mount assembly lines, for the depaneling, routing, and drilling of printed circuit boards. In addition to furnishing the base workstations, the Company also provided sophisticated motion control software that is used to operate the machines for specific applications.

       Prior to the completion of the JOT Transaction, the Company's products were defined by a two-tier offering of equipment and accessories.

- The upper tier (or premium line) which represented BMA's core business, was comprised of the Company's high-end servomotor systems, including the Model 18HS standalone router, and the Model 16SI fully-automated, inline system, which were marketed under the trade names PanelMASTER 18HS and PanelROUTER 16SI, respectively.

- The lower tier offering was comprised of the Company's stepper-motor systems, which included the Model 18 and Model 24 multipurpose machines, which were distributed under the PanelMASTER, FixtureMASTER, EtchMASTER, and LabMASTER product designations.

- On a limited basis, the Company also supplied a dual-spindle drilling platform (Model 2-24), as well as a large format multi-use machine (Model
       32), both of which are dedicated to a very narrow market segment. The Model 2-24 and Model 32 machines were available only on a special order basis.

       The majority of the Company's 1998 revenue derived from the sale of its premium line of depaneling equipment. As a result of the completion of the JOT Transaction, however, all of these products are now offered by JOT.

       Prior to the completion of the JOT Transaction, the Company had competed in four distinct segments of the capital equipment market:

-        depaneling equipment,

-        low-to-medium volume bare board drilling and routing equipment,

-        test fixture drilling and routing equipment, and

-        prototyping equipment.

       Nationally and internationally, there were numerous competitors who manufacture depaneling, routing and drilling equipment. In many cases, the competitors identified offer fully integrated product lines (i.e., total manufacturing solutions), compared to the Company's much narrower product offering as described above. Prior to the completion of the JOT Transaction, the Company believed that under historical market conditions it could compete favorably in the depaneling equipment market. However, the Company had not been successful in the market conditions which evolved during the second half of 1997, and persisted throughout 1998, and this was a primary reason for the proposal (approved by the shareholders) to sell the depaneling and routing business to JOT. The Company believed that its ability to continue to compete was significantly hampered by being a standalone depaneling equipment manufacture in a market that no longer recognized best-of-breed, single-equipment manufacturers. JOT has an integrated line of products, which can utilize the Company's former products in providing integrated solutions to customers.

       Prior to the completion of the JOT Transaction, the Company procured parts and raw materials from a broad base of suppliers, and did not rely on one, or a few, major vendors for critical components. Most materials purchased by the Company were off-the-shelf items.

       Prior to the completion of the JOT Transaction, the Company was not dependent on one, or a few, major customers.

       Prior to the completion of the JOT Transaction, the Company had not sought patent protection for the hardware it developed, but considered certain aspects to be proprietary to the Company and were protected as trade secrets. The Company had made only a limited search of existing patents to determine the extent to which such proprietary protection may have been available or whether the Company's products infringed on patents held by others. A claim against the Company for possible infringement of a patent was made in 1994, and the Company has executed a License Agreement with the unaffiliated claimant. Royalties were paid in 1997 and 1998 under this License Agreement. The Company is unaware of any other claims or proprietary rights of others on which the Company's products may be deemed to infringe.

       The Company had acquired copyright protection for the Company's proprietary software, which was a key component of the operation of the Company's workstation systems. Specifically, copyright protection for the Company's proprietary stepper motor software was acquired on May 26, 1988. The Company acquired copyright protection for the Company's servomotor software on October 27, 1994. Subsequently, as the software has been improved, additional copyright protection has been obtained.

       As a result of the completion of the JOT Transaction, the Company assigned its technology, copyrights, and trade secrets to JOT, however BMA licensed the right to use a portion of the technology to integrate into, and to complete the development of, its prototype device.

       Prior to the completion of the JOT Transaction, the Company had expended approximately $167,807, and $159,570 for research and development on all Company activities in the fiscal years ending December 31, 1998, and December 31, 1997, respectively.

       The Company does not receive funding from other parties to conduct research and development, except in specific cases where U.S. government NSF or ARPA grants may be awarded. The Company received no grants in 1998 or 1997.

SUMMARY OF JOT TRANSACTION

       The Company completed the JOT Transaction pursuant to an Asset Purchase Agreement (the "Agreement"), dated November 4, 1998 (and amended December 15, 1998), with JOT Automation, Inc. ("JOT"), a wholly-owned Texas subsidiary of JOT Automation Group Oyj, a Finnish corporation which has its common stock registered on the Helsinki Stock Exchange. JOT is engaged in the business of production automation and robotics for use within the electronics industry. The Company sold to JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets (the "JOT Transaction"). BMA used a portion of the gross proceeds to reimburse JOT for expenses incurred by BMA in maintaining the assets not transferred to JOT, to pay certain expenses of the JOT Transaction, and to repay indebtedness to related parties and to third parties, as follows:

Purchase Price                                             $ 920,000
Indebtedness payable                                         179,830
Sales and use taxes (estimate)                                20,000
Finder's fee (Capitalink)                                     40,366
Recoupment expenses paid to JOT                               80,000
                                                           ---------
Net proceeds remaining (estimated)                         $ 599,804
                                                           ---------
                                                           ---------


       As a result of the JOT Transaction, JOT acquired approximately 99% of the Company's total assets, which had generated 100% of the Company's revenues and were responsible for approximately 99% of the Company's expenses.

       JOT also acquired the rights to the OZO name and trademark, copyrighted software, and the Company's customer lists. Virtually all of the Company's employees became JOT employees, and the Company's former production facility in Denver will continue to operate for JOT in much the same manner as it has before the JOT Transaction.

       BMA retained certain assets, which included the net cash proceeds of the JOT Transaction and a new technology currently under development. Because the new technology represents a significant departure from the current product line, it is unlikely any of the Company's former customers in the depaneling and routing business will continue as customers after (if ever) the new technology is commercially available.

       As a part of the JOT Transaction, JOT licensed certain technologies back to BMA. This will allow the Company to continue to use copyrighted motion control and automation software in certain fields of use which are not competitive with JOT. These fields of use include, among other things, the manipulation of biological systems in order to accomplish a wide range of research, medical and commercial objectives. This is a fully paid, non-revocable, transferable, royalty-free license in perpetuity offered by JOT to the Company.

PLAN OF OPERATIONS

       The Company believes that the net proceeds from the JOT Transaction will enable the Company to continue its research and development activities for the technology necessary to complete the development of the prototype device, and to pursue the patent application for the prototype device. Generally the Company anticipates that the net proceeds made available by the completion of the JOT Transaction will be expended through June 2000 as follows. In all cases, the amounts are estimated and are subject to change based on the needs of the Company, as these needs develop and change over time.

Salaries (1)                                               $ 300,000
Rent and Leasehold Improvements (2)                           90,000
Consulting fees (3)                                           40,000
Materials and Supplies                                       100,000
Miscellaneous (4)                                             69,804
                                                           ---------
Total                                                      $ 599,804
                                                           ---------
                                                           ---------


(1) Including officers' salaries and fringe benefits. This also includes salaries for software, and mechanical and electrical engineers necessary to complete the development, design, and construction, and testing of the Company's prototype device.
(2)    The Company will move to new facilities in the Denver, Colorado area.
(3) Including consulting fee to be payable to David Orthman for his work in completing the development of the prototype device.
(4)    Including legal and accounting expenses, and working capital.

       The net proceeds are expected to be sufficient to allow the Company to complete the development of a functional prototype device (although there can be no assurance that these efforts will be successful). If successful, the Company will also identify estimated manufacturing and production costs for the prototype device. At that time, the Company will not have sufficient capital to produce or market the prototype device, and will either begin an effort to raise additional capital and build and distribute the technology internally, or seek out a business partner with that expertise. There can be no assurance, however, that the Company will be able to achieve any of these goals.

       The Company believes that it has an opportunity to complete the research and development necessary for the creation of a prototype device for micro-manipulation in the bio-medical and bio-technical fields which is expected to work in conjunction with extremely powerful vision systems at extremely small tolerances. This is a new line of business for the Company, but the Company will be using its existing technology (which it sold to JOT as a part of the JOT Transaction and is subject to the license back from
JOT). That technology provides for the manipulation of cutting devices within extremely small tolerances for the purpose of depaneling circuit boards. The existing technology is capable of repeating these cuts an unlimited number of times through robotics, simply by programming the Company's cutting devices properly with its motion control software.

       The Company has used this technology to develop a prototype device that works in conjunction with an extremely powerful vision system (that could include a microscope or monitor) with the ability to manipulate a micro-tool at tolerances which are substantially less (by approximately a factor of ten) than the Company's current equipment. The existing prototype device is developed only on a single axis, by which the tool can touch the organic tissue sample being examined in a single spot, retract, and then return to the same spot, demonstrating the repeatability and accuracy of motions at extremely small tolerance levels. Following the Transaction, with the funds made available thereby, the Company expects to hire employees to continue the research and development to add the additional axes and to reduce tolerances.

       The Company expects to use the licensed technology and the technology included in the patent application the Company is retaining to develop this prototype over the next twelve to fifteen months. The Company was unable to continue the development of this device prior to the completion of the JOT Transaction because of its need for funds to maintain the depaneling and routing business.

       At this time, the Company is not aware of any competitors with similar technology. A patent application has been filed for the purpose of protecting certain aspects of the Company's technology relating to the prototype device, which patent application was among the assets BMA retained. The License Agreement with JOT also gives the Company certain exclusive rights with respect to the technology in this field.

       Because of limited resources available to the Company, it has not been able to complete a more detailed analysis of the market and potential competition and competitors. Based on industry literature and other information widely available, however, management believes that the potential market for the prototype device, when and if completed, is quite large if the prototype device performs in the manner expected (of which there can be no assurance). Even if the Company is successful in completing the prototype device, the Company will not have the capital necessary to commence production of the device in any significant quantities. The Company had not made any arrangements for additional capital if the prototype device is successful, and there can be no assurance that additional capital will be available when needed.

       Furthermore, there can be no assurance that the Company will succeed in developing a micro-manipulation device with the necessary degree of accuracy within the budget provided by the completion of the Transaction. If the Company is not able to do so, then it probably will not have sufficient capital available to complete the prototype device or to pursue any other line of business, and there can be no assurance that the Company would be able to obtain any additional funding. In such a case, it is likely that the Company would have to cease business operations, and shareholders may not receive any return on their investment.

GENERAL INFORMATION

       RAW MATERIALS. Prior to the completion of the JOT Transaction, the Company procured parts and raw materials from a broad base of suppliers, and does not rely on one, or a few, major vendors for critical components. Most materials purchased by the Company are off-the-shelf items. The Company believes that this situation will continue in the future.

       CUSTOMER DEPENDENCE. The Company has not in the past been dependent on one, or a few, major customers. Until the Company completes the development of the prototype device and related technology, the Company will have no product(s) to sell.

       GOVERNMENT APPROVAL. The Company has not been, and does not expect to be, subject to any government approval for its product(s).

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

       EMPLOYEES. As of December 31, 1998, the Company had 15 full-time employees and one part-time employee. As of March 10, 1999, the Company had two contract employees.

ITEM 2.  PROPERTIES

         Prior to the completion of the JOT Transaction, the Company's combined office and production space totaled approximately 9,040 square feet as to which the Company had a monthly rental obligation of approximately $4,300 through the expiration of the lease on February 29, 2000.

       As a result of the completion of the JOT Transaction, JOT assumed all liabilities under that lease. Currently the Company subleases one office from JOT for $200 per month. The Company maintains its records in that office. BMA has agreed to find other office space in the near future, and has commenced looking for that space.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 1998, or December 31, 1997, or subsequently.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year 1998 to a vote of the Company's security holders. However, two proposals were submitted to shareholders for their approval in March 1999:

       A proposal to approve the sale of substantially all of the assets of the Company and change the name of the Company to become effective at the time of the completion of the sale of assets; and

       A proposal to adopt a new Article IX to the Company's Restated Articles of Incorporation, as amended, to provide for the limitation of certain liabilities of the Company's directors to the Company and its shareholders as permitted under Section 7-108-402(1) of the Colorado Business Corporation Act.

       The shareholders approved both proposals. The shareholders' meeting was adjourned until April 22, 1999, at which time a third proposal may be considered. That proposal is:

       A proposal to amend Article VI of the Company's Restated Articles of Incorporation, as amended, to reduce the vote required by shareholders to approve asset dispositions, mergers, consolidations or exchanges, and any other matter which would require an amendment to the Company's Restated Articles of Incorporation, as amended, from two-thirds to a majority.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    MARKET INFORMATION.

         The Company's common stock is quoted on the OTC (Over-The-Counter) Bulletin Board. The following table shows the range of high and low closing bid quotations of the common stock as traded in the OTC market during the last two fiscal years.

                                    COMMON STOCK
-------------------------------------------------------------------------------------
FISCAL PERIOD                            HIGH BID ($)         LOW BID ($)
-------------                            ------------         -----------
                   1998
First Quarter                               1.625                0.75
Second Quarter                              1.625                1.375
Third Quarter                               1.375                0.5625
Fourth Quarter                              0.625                0.5625

                   1997
First Quarter                               0.50                 0.50
Second Quarter                              0.75                 0.50
Third Quarter                               0.75                 0.75
Fourth Quarter                              0.75                 0.75


         The above quotations were reported by market makers in the stock and by the National Quotation Bureau, LLC. The quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and do not necessarily represent prices at which actual transactions were or could have been effected.

       (b)        HOLDERS.

         As of December 31, 1998, the Company had approximately 700 holders of record of its $0.10 par value common stock.

       (c)        DIVIDENDS.

         The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future. There are no contractual restrictions on the Company's ability to pay dividends.

       (d)        RULE 701 DISCLOSURE.

         In December 1998 the Compensation Committee of the Board of
Directors authorized the issuance of an aggregate 65,000 shares of common stock to be used as bonuses for its current board members (a total of five individuals as of December 31, 1998). In addition, as part of the Compensation Committee's actions, 7,500 shares were issued to an unrelated party. These securities were offered in consideration for services performed in the past, and no cash was paid by any individual in exchange for the shares. The
Company believes these shares are exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities and Exchange Act of 1934. The issuance of the stock was coordinated exclusively by Company management, and no underwriters were used to facilitate this transaction.

         In November 1998, the Board of Directors authorized the issuance of 7,500 shares to the Company's Chief Financial Officer, also in consideration for services performed in the past. The Company believes these shares are exempt from registration, also pursuant to Sections 4(2) and 4(6) of the 1934 Act. Again, no underwriters participated in the transaction.

         In November and December of 1998, certain holders of the Company's convertible promissory notes exercised their right to convert to common stock. As a result of these actions, $70,000 of convertible debt (held by six of the Company's debt holders), converted to a total of 79,996 new shares. For those debt holders that participated, this exchange of debt for equity was effected at a rate of $0.875 per share. The Company believes these shares are exempt from registration pursuant to Section 3(a)(10) of the Securities and Exchange Act of 1934. Again, the Company acted alone in coordinating these conversion activities, and no underwriters were used to effect the transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       As a result of the completion of the JOT Transaction, the Company's historical business, the depaneling and routing business, is considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations. Consequently, this management's discussion and analysis is divided into two parts: DISCUSSION OF CONTINUING OPERATIONS and DISCUSSION OF DISCONTINUED OPERATIONS. Management believes that the discussion of continuing operations is more meaningful for an understanding of the Company.

DISCUSSION OF CONTINUING OPERATIONS

RESULTS OF OPERATIONS

       Substantially all of the Company's operations prior to the completion of the JOT Transaction were devoted to the Company's historical business. Only a small portion of the Company's general and administrative expense ($60,697 during 1998 or approximately 8%) and of the Company's research and development expense ($20,596 during 1998, or approximately 12%) were devoted to the assets the Company retained, relating to the technology for and the development of the prototype device. In addition, the Company's continuing operations accounted for approximately $8,130 of interest expense (approximately 15% of total 1998 interest expense).

       The Company's continuing operations accounted for no revenues during the year ended December 31, 1998.

       As a result of the small amount of operations devoted to the Company's continuing business, the Company recognized a net loss of $89,423 from its continuing operations.

       The Company believes that this loss from continuing operations will increase significantly during 1999, and thereafter, until (if ever) the prototype device has been developed and can be commercialized. The Company expects to spend $600,000 for research and development and for general and administrative expenses through approximately June 2000.

       According to the Company's plan of operations discussed above, research and development will be devoted to developing the technology and building the prototype device as described. General and administrative expenditures will be directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

       Although the Company believes that Mr. Orthman, and others under his direction, will be able to complete the development of the technology necessary for the completion of the prototype device with the funds available, there can be no assurance that they will be able to do so. Even if they are able to complete the prototype device, there can be no assurance that it will be able to generate revenues for the Company. Unless the Company is able to generate revenues from (or after) the development of the prototype device and related technology, the Company's ability to continue as a going concern will be significantly impaired.

LIQUIDITY AND FINANCIAL CONDITION.

       As a result of the completion of the JOT Transaction, the Company has a significant amount of liquidity approximately $600,000 as of March 9, 1999. The Company expects to spend this working capital to pursue the plan of operations described above, although the plan of operations may change significantly as future circumstances dictate. Unless the Company is able to generate revenues from (or after) the development of the prototype device and related technology, the Company's liquidity will erode until no amounts remain.

       Consequently, the Company's financial condition is entirely dependent on the successful development of the prototype device and related technology, of which there can be no assurance.

DISCUSSION OF DISCONTINUED OPERATIONS

RESULTS OF OPERATIONS

       For the fiscal year ended December 31, 1998, sales of the Company's products decreased to $1,773,788 a 34.7% decrease from sales of $2,715,991, recorded in the year ended December 31, 1997. The decrease in revenues was primarily a result of decreased demand for the Company's premium depaneling equipment, specifically the PanelROUTER 16SI workstation, as well as very little demand for the Company's lower tier multipurpose workstations, the Model 18 and Model 24. Introduced in 1995 and 1994 respectively, the PanelMASTER 18HS and PanelROUTER 16SI had begun to gain broad acceptance in the electronics industry through 1997. The decrease in sales is attributable to the Asian financial crises and a significant maturation and consolidation in the electronics assembly industry. For the year ended December 31, 1998, the Company experienced decreased sales of its PanelMASTER HS standalone units and in-line PanelROUTER SI systems. Prior to 1998, the Company has noted a favorable shift in its product mix toward the larger, faster servomotor-based depaneling systems.

       While sales for fiscal year 1998 decreased 34.7% over the prior period, the cost of goods sold decreased 40.5%, to $886,741 from $1,490,352, in 1997. Management attributes the slightly favorable trend in cost of goods sold to a change in the product mix in 1998 versus 1997. As a result of this change in product mix, gross profit margin increased marginally to 50.0% in 1998, from 45.1% of total revenues in 1997.

       In terms of the foreign and domestic breakdown of sales, the Company experienced a widespread decrease in sales within North America during 1998, as well as reduction in revenues abroad. Domestic (i.e., North American) sales as of December 31, 1998, were approximately $995,490, a decrease of approximately 48% from $1,901,000, for the same period in 1997. International revenues decreased by 24% in 1998, accounting for sales of only $305,793 versus $402,000 in 1997. Parts and service revenue accounted for the remaining sales of approximately $472,505 or approximately 24% of total revenues in 1998, as compared to $413,000, or 15% of total revenues in 1997.

       Although international sales are an integral part of the Company's strategic sales objective, the Company has become more selective on the type and amount of foreign business it accepts. Management deems this change in policy appropriate, especially in light of the dramatic downturn in the Asian and Pacific Rim markets, which occurred in the second half of 1997 and continued throughout 1998. For the year ended December 31, 1998, the Company recorded a decrease in its allowance for bad debt in the amount of $ 26,059 to $35,546, to reserve for the recovery of delinquent accounts. However, Management is actively pursuing the collection of these accounts. International sales on new equipment accounted for approximately 16% of revenues in 1998, compared to 15% of revenues in 1997.

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

       Results of operations decreased dramatically with the Company recording a net loss of $140,022 for the year ended December 31, 1998, compared to net income of $193,334 for the fiscal year ended December 31, 1997. The dramatic decrease in earnings may be attributed primarily to an industry-wide slow down in capital equipment purchases, and the economic situation in Asia, which spread to markets worldwide.

       In the area of operating expenses, general and administrative expenses increased dramatically to $367,208 as compared to $205,378 in 1997. As a percentage of sales, the general and administrative costs increased to 21% from 8% in 1997. While the Company continued to focus on expense control, dramatically decreased sales resulted in much lower allocation factors. Additionally, general and administrative, as well as legal expenses incurred in 1998 related to the JOT Transaction in 1999, were in excess of $50,000.

       Marketing and sales costs decreased to $454,353 during the reporting period, down 19% from $562,020 in 1997. On a percentage basis, marketing and sales costs increased to 26% in 1998, as compared to 21% of total sales in 1997. The significant change is attributed to the lower amount of commission payments associated with new machine sales and cost reduction efforts throughout the year. The Company believes it will always be subject to higher Selling, General &Administrative costs (as a percentage of revenue) because of its practice of going to market through distributors and manufacturer's representatives, and its relatively small size.

       Research and Development costs increased slightly to $160,716 in 1998, or 14%, from $140,930, in 1997. The research and development activities in 1998 focused primarily on minor design improvements on each product.

       In summary, the improvements in operating income as a result of expense control in 1997 were not carried forward in 1998, because of the significant decrease in sales throughout the year, and the company's focus on maintaining operations. Table 1 below illustrates the breakdown of the major expense categories as a percentage of net sales.

                                                      TABLE 1

                                           1998         %            1997             %
                                           ----        ---           ----            ---
Net Sales                              $1,773,788     100.0        $2,715,991      100.0
Cost of Sales                             886,741      50.0         1,490,352       54.9
                                       ----------     -----        ----------      -----
Gross Profit                             $887,047      50.0        $1,225,639       45.1

G&A Expense                              $367,208      20.7          $205,378        7.6
Marketing                                 454,353      25.6           562,020       20.7
R&D Expense                               160,716       9.1           140,930        5.2
                                       ----------     -----        ----------      -----
Total                                    $982,277      55.4          $908,328       33.4

Provision for Bad Debt                        $--       0.0           $79,109        2.9
Other income                                  990       0.1
                                                      -----
Loss on Disposition of Assets                  --        --             6,336        0.2
                                       ----------     -----        ----------      -----
Earnings before Interest                ($94,240)     (5.3)          $231,866        8.5
Interest Expense                          $45,782       2.6           $38,532        1.4
                                       ----------     -----        ----------      -----
Net Income (Loss)                      ($140,022)     (7.9)          $193,334        7.1
                                       ----------     -----        ----------      -----
                                       ----------     -----        ----------      -----


LIQUIDITY AND CAPITAL RESOURCES

       For short-term cash and credit requirements in 1998, the Company continued to use the credit revolver established in July 1995 through its local bank. The revolving line of credit has a maximum available limit of $30,000, and matures on July 13, 2000. The Company terminated this line of credit following the completion of the JOT Transaction in March 1999.

       Also, as disclosed in Item 12 of Form 10-KSB, throughout 1998, the President and Chief Executive Officer made a series of loans to the Company to provide short term working capital for projects and to stabilize cash flow. The outstanding loan balance at the end of 1998 was $14,830. Additionally, the Company borrowed $75,000 from a director. Please refer to
Note 7 of the Financial Statements (Related Party Transactions), and Item 12 herein, for additional details on these two loans.

       Prior to 1997, the Company had completed the retirement of three significant debt obligations (all in the fourth quarter of 1996). In addition to retiring a $100,000 loan from an investment group, the Company also retired a $50,000 short-term loan from its local bank, as well as a $45,000 loan from a customer. As of December 31, 1997, the Company's primary debt obligation was a $240,000 note due December 30, 1998 (see Note 4 of the Financial Statements). The Company continued its efforts to remediate, consolidate, and retire its debt obligations throughout 1998 and into the next fiscal year. Remediation efforts included the conversion of $70,000 to common stock of the Company in November 1998, the repayment of $40,000 on December 31, 1998, and the extension of the remainder of $130,000 until January 31, 1999. On January 31, 1999, $40,000 more was repaid, and the balance of $90,000 was extended until March 31, 1999. The $90,000 balance and all accrued interest were paid in full on March 20, 1999.

       Total Current Assets increased by 14.3% in 1998. The net accounts receivable balance decreased 13.2% to $221,804 as of December 31, 1998, compared to $255,413 as of December 31, 1997. This decrease is primarily attributable to more aggressive collection efforts by Management and the dramatic decrease in sales revenue. The improved collection efforts are manifested by the decrease in the allowance for doubtful accounts to $35,546 as of December 31, 1998, from $61,605 as of December 31, 1997. However, Management continues to pursue payment on these and other delinquent accounts.

       Inventories increased by $100,516 to $459,014 from $358,498 as of December 31, 1997, an increase of 28.0% from December 31, 1997. The change in inventory is primarily a result of the year-end shop floor production schedule and the timing of sales orders. Management does not believe the inventory comparison necessarily reflects any material change in the operating performance of the Company. Additionally, several sales order from JOT customers were placed during the fourth quarter of 1998. In anticipation of these sales inventory levels were increased.

       Total Current Liabilities decreased $53,277 or 7.5% in 1998 to $655,861 from $709,138 in 1997. The decrease in current liabilities is driven by a significant decrease in accounts payable and additional decreases in accrued liabilities including commissions payable and accrued expenses. These decreases were offset by an increase in customer deposits primarily attributable to machine orders placed by JOT customers.

       While the Company made significant progress in 1997 with the expanded sales and marketing of its premium products, the PanelMASTER 18HS and the PanelROUTER 16SI, the significant reduction in 1998 sales was a principal factor in Management's decision to sell its depaneling business to JOT Automation, Inc.

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

All software products used internally, primarily Office Automation and Engineering, are the most recent releases of the products, and the Company has been informed that these releases are also Year 2000 compatible.

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

BACKLOG

       As of January 27, 1999, the Company's backlog of orders was approximately $1,417,000, compared to $307,000 as of March 27, 1998. This backlog is attributable to new sales generated by JOT Automation, Inc., on behalf of the Company, as well as an increase in demand for the Company's standalone and inline products from existing accounts.

       Following the completion of the JOT Transaction, the Company has no backlog. JOT has assumed the backlog and the obligation to fill the backlog.

ITEM 7.  FINANCIAL STATEMENTS

         See Financial Statements on pages F-1 through F-18.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

NAME AND POSITION IN THE COMPANY                       AGE               DIRECTOR SINCE
--------------------------------                       ---               ---------------
Alvin L. Katz                                          69                October 1996
(Chairman of the Board since October
1996, Director)

David J. Wolenski                                      37                September 1996
(President since September 1996, Director)

David W. Orthman                                       48                February 1992
(Director)

Scott E. Salpeter                                      40                Director through March 5, 1999

Brantley J. Halstead                                   41                Officer since February 1998
(Chief Financial Officer)                                                Director through March 5, 1999


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

       Because of changes in personal circumstances, Scott E. Salpeter and Brantley J. Halstead, who were directors during 1998, resigned from the Board of Directors of the Company effective March 5, 1999. Mr. Halstead has agreed to continue to assist the Company as its Chief Financial Officer until the Company finds a suitable replacement.

       In accordance with his obligations to JOT as described in the proxy statement, David Orthman has resigned as an officer of the Company, but will continue as a member of the Board of Directors. He will continue to work as a consultant to the Company and will assist the Company in completing the research and development necessary to complete the prototype device and the related technology.

       David J. Wolenski will continue to serve as president of the Company and as a member of the Company's Board of Directors as described in the proxy statement. It is anticipated that Mr. Wolenski will resign as president of BMA on or before June 1, 1999, although his successor has not yet been selected. After June 1, 1999, Mr. Wolenski will continue to serve as a director of BMA.

         BUSINESS EXPERIENCE. The following is a brief account of the business experience during the past five years of each director and executive officer:

NAME OF DIRECTOR        PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS
----------------        ----------------------------------------------

Alvin L. Katz           Chairman of the Board since October 1996; Currently
                        serving on the Board of Directors of Amtech Systems, Inc., a public company engaged in the manufacture of capital equipment in the computer chip manufacturing business; Blimpie International, a publicly held fast food franchise; Nastech Pharmaceutical Company, Inc., a public company engaged in the development of pharmaceuticals; and BCT, a public company engaged in the franchising of printing plants. Also, from 1991 until the company sold in September 1992, Chief
                        Executive Officer of Odessa Engineering Corp., a company engaged in the manufacture of pollution monitoring equipment; and, since 1981, an adjunct professor of business management at Florida Atlantic
                        University.

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

Scott E. Salpeter       Managing Director of Capitalink, L.C., a Miami
                        Florida based investment banking firm. From September
                        1996 to September 1998, he was a Vice President of Catalyst Financial, an investment banking firm and affiliate of Barber and Bronson Incorporated; From
                        1993 until August 1996, Chief Financial Officer,
                        Treasurer, Vice President, and a Director of ECOS
                        Group, Inc. (formerly Evans Environmental Corp.), a public company engaged in environmental consulting and laboratory services; From 1988 through 1992, Chief Financial Officer of Alco International Group,
                        Inc., a public company engaged in marine transportation. Mr. Salpeter was an officer of Nova
                        Distributing Co., Inc., a private company within two years of Nova's June 1992 petition filing for relief under federal bankruptcy laws. Such proceeding was converted to a liquidation proceeding under Chapter 7 of the Bankruptcy Code in March 1993.

Brantley J. Halstead    Chief Financial Officer since February 1998;
                        Corporate Controller from September 1997 through
                        January 1998; independent Management Consultant from
                        May 1993 to May 1995, and April 1996 through August
                        19897; Senior Manager with Price Bednar Consulting
                        LLC from June 1995 through March 1996; Management
                        Consultant with Deloitte & Touche from May 1988 through May 1993. The focus of Mr. Halstead's management consulting efforts included the use of information technology to facilitate business process re-engineering. Currently Mr. Halstead is employed as Chief Financial Officer for Isonics Corporation, a public company engaged in the development, commercialization, and marketing of stable and radioisotope based products.

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

         (b)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

              N/A

         (c)  FAMILY RELATIONSHIPS

         As of December 31, 1998 and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

         (d)  INVOLVEMENT IN LEGAL PROCEEDINGS

              N/A

         (e)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the 1998 fiscal year and subsequently, all filing requirements applicable to its officers, directors, and greater than ten-percent shareholders were in compliance, with one exception involving late filings of Form 3's. Specifically the Form 3's for directors David J. Wolenski and Alvin L. Katz, who joined the Board in September 1996 and October 1996, respectively, were filed in March 1998.

ITEM 10.  EXECUTIVE COMPENSATION

                  SUMMARY COMPENSATION TABLE.

                  The following table shows information regarding compensation paid to the chief executive officers of BMA for the three years ending December 31, 1998.

                                         ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                         -------------------          ----------------------
NAME AND                                                       OTHER ANNUAL     RESTRICTED
PRINCIPAL POSITION           YEAR      SALARY       BONUS      COMPENSATION     STOCK AWARDS     OTHER
------------------           ----      ------       -----      ------------     ------------     -------
David J. Wolenski
CEO                          1998      $48,000      $4,050                        $10,969        None
CEO                          1997      $48,000           0           0            $18,750        None
CEO (1)                      1996      $13,000           0           0             $5,000        None


Note 1: David J. Wolenski became CEO on September 23, 1996; the salary shown is for the balance of the year.

OTHER PLANS.

       There are no other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

LONG TERM INCENTIVE PLAN.

       The Company has no long-term incentive plans.

COMPENSATION  OF DIRECTORS.

       As of December 31, 1998, and for the year then ended, cash compensation was not being paid to members of the Board of Directors for their services as directors, except for their salaries as reported above under executive officer compensation, and in conjunction with the stock awards as described below. On June 24, 1997, the Board granted stock options to its directors in lieu of cash compensation, as described in Note 6 of the Financial Statements. In summary, the Board granted 25,000 options each to Alvin L. Katz and Scott E. Salpeter (a former director), and 35,000 options each to David W. Orthman and David J. Wolenski. All of the aforementioned options were immediately vested as of the date of grant, and will expire in five years on June 24, 2002. The exercise price is $1.125 per share for the duration of the five-year option term.

       On November 13, 1998, the Company awarded Brantley J. Halstead 7,500 shares of the Company's common stock valued at $6,750.

       On December 30, 1998, the Compensation Committee of the Board of Directors made common stock and cash bonus awards to David J. Wolenski (15,000 shares valued at $10,969 and $4,050 in cash), David W. Orthman (15,000 shares valued at $10,969 and $4,050 in cash), Brantley J. Halstead (15,000 shares valued at $10,969 and $4,050 in cash), Alvin L. Katz (15,000 shares valued at $10,969 and $4,050 in cash), and Scott E. Salpeter (5,000 shares valued at $3,656 and $1,350 in cash),

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

       As of December 31, 1998, the Company had no formalized employment contracts with any executive officer. The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons, which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control. The Company does have an agreement with the President and CEO whereby 20,000 shares of common stock were awarded in December 1997, as non-cash compensation. The stock award was based on performance, and approved by the compensation committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF MANAGEMENT.

       The following table sets forth, as of December 31, 1998, the number of shares of the Company's Common Stock beneficially owned by owner's of more than five percent of the Company's outstanding Common Stock who are known to the Company and the Directors of the Company, individually, and the Officers and Directors of the Company as a group, and the percentage of ownership of the outstanding Common Stock represented by such shares.

                                                                                   AMOUNT AND NATURE OF       PERCENT
NAME OF BENEFICIAL OWNER               POSITION WITH COMPANY                       BENEFICIAL OWNERSHIP      OF CLASS
------------------------               ---------------------                       --------------------      --------
Alvin L. Katz                          Director, Chairman                                  101,606 (1)         14.6%
7450 E. Jewell Ave., #A
Denver, Colorado 80231

David J. Wolenski                      Director, President, Chief                           81,000 (2)         11.9%
7450 E. Jewell Ave., #A                Executive Officer
Denver, Colorado 80231

David W. Orthman                       Director, Director of                               144,710 (3)         21.3%
7450 E. Jewell Ave., #A                Research & Development
Denver, Colorado 80231

Scott E. Salpeter                      Director                                             30,000 (4)          4.5%
800 Douglas Road, #245                 (through March 5, 1999)
Coral Gables, FL  33134

Brantley J. Halstead                   Chief Financial Officer                              47,500 (5)          7.1%
357 South Vine Street
Denver, Colorado 80209

All Officers and Directors                                                                 404,816             49.6%
as a Group (5 Persons)

Steven N. Bronson                      None                                                111,650 (6)         17.0%
16 E. 52nd St., #501
New York, NY  10022


Note (1):         Of the 101,606 shares beneficially owned by Alvin L. Katz,
                  16,428 shares are in the name of his wife, Lenore Katz; 16,428 shares are held in general partnership (the partnership consists of 32,856 shares of common stock, with Alvin L. Katz maintaining a 1% ownership interest and Lenore Katz maintaining a 49% ownership interest in said partnership);
                  15,000 shares are in the form of common stock obtained as part of director compensation; 25,000 shares are in the form of warrants, in the name of Lenore Katz, exercisable at $1.00 per share through April 1, 2001; 3,750 shares are in the form of warrants, also in the name of Lenore Katz, exercisable at $0.75 per share through October 10, 2001; and 25,000 shares are in the form of options, in the name of Alvin L. Katz, exercisable at $1.125 per share through June 24, 2002.

Note (2):         Of the 81,000 shares beneficially owned by David J.
                  Wolenski, 40,000 shares are in the form of common stock obtained as part of executive compensation, 6,000 shares are in the form of common stock obtained in a private party transaction, and 35,000 shares are in the form of options, exercisable at $1.125 per share through June 24, 2002.

Note (3):         Of the 144,710 shares beneficially owned by David W.
                  Orthman, 79,090 shares are jointly held with his wife Marjorie
                  A. Zimdars-Orthman, another 10,000 shares are held by Marjorie
                  A. Zimdars-Orthman, and 20,620 shares are held by David W.
                  Orthman; also, 35,000 shares are in the form of options, in the name of David W. Orthman, exercisable at $1.125 per share through June 24, 2002.

Note (4):         Of the 30,000 shares beneficially owned by Scott E.
                  Salpeter, 5,000 shares are in the form of common stock obtained as part of director compensation; and 25,000 shares are in the form of options, exercisable at $1.125 per share through June 24, 2002.

Note (5):         Includes 22,500 shares and options to acquire 25,000 shares exercisable at $1.25 per share through February 16, 2003.

Note (6):         Of the 111,650 shares beneficially owned by Steven N.
                  Bronson, 82,900 are in the form of common stock obtained through various transactions and previous exercise of warrants; 25,000 shares are in the form of warrants, exercisable at $1.00 per share through April 1, 2001, and 3,750 shares are in the form of warrants, exercisable at $0.75 per share through October 10, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       TRANSACTIONS WITH MANAGEMENT AND OTHERS AND CERTAIN
       BUSINESS RELATIONSHIPS.

       Throughout the course of 1997 and 1998, the President and Chief Executive Officer made a series of loans to the Company in an effort to provide short-term working capital for projects and to stabilize cash flow. The secured loans were made to the Company at a financing rate that was comparable to that which could have been obtained through outside sources. This action was undertaken with the approval and concurrence of the Board of Directors. As a result of these transactions, a total of $304,000 was loaned to the Company during the fiscal year 1997, and $213,200 was loaned to the Company during the fiscal year 1998. As of December 31, 1997, the outstanding loan balance was paid down to zero. As of December 31, 1998, the balance owed was $14,830.

       Also during 1998, a Director loaned the Company a total of $75,000 to finance operating deficits. This loan is secured by the assets of the Company and pays 10% interest. Both this note and the note from President and Chief Executive Officer were repaid with all accrued interest with the proceeds from the JOT Transaction in March 1999.

       The Company entered into an investment banking agreement in June 1998, with Catalyst Financial Corp. of Miami, Florida ("Catalyst"). The primary goal of this investment banking relationship was to obtain financial consulting services related to merger and acquisition activities. It was the Company's intention to use Catalyst as its primary financial advisor in its efforts to facilitate a restructuring. The contract did not require that any monthly fee be paid to Catalyst, but it did require that a fee be paid in connection with the completion of the transaction with JOT.

       As stated in the contract between the Company and Catalyst, the amount of the fee was based on five percent of the total transaction consideration. For the purposes of calculating the fee, the transaction consideration equaled not only the cash to be paid by JOT but also the liabilities assumed.

       At the time the Company entered into the agreement with Catalyst, Scott Salpeter, a director of the Company, was an employee and officer of Catalyst. Steve Bronson, (identified in the shareholder table above), and James Cassel, were also affiliated with Catalyst. Subsequently, Mr. Cassel and Mr. Bronson separated and Mr. Cassel, with Mr. Salpeter, formed a new corporation known as Capitalink. Capitalink assumed the contract effective October 1, 1998. Mr. Salpeter abstained from the Board's vote with respect to the Capitalink agreement and the fee.

       In December 1998, the parties mutually agreed to reduce the fee from five percent to 3.75 percent, which resulted in a fee of approximately $40,000, which was paid to Capitalink upon completion of the Transaction. Following the completion of the Transaction, the agreement expired.

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)     FINANCIAL STATEMENTS:

Independent Auditors' Report

         Balance Sheet--As of December 31, 1998
         Statements of Operations--Years Ended December 31, 1998, and 1997 Statements of Stockholders' Equity--Years Ended December 31, 1997, and 1998 Statements of Cash Flows for the Years Ended December 31, 1998, and 1997 Notes to Financial Statements

         (b)   8-K REPORTS:

         Several form 8-K reports were filed in the fourth quarter of 1998 and subsequently. This includes:

       Current report on Form 8-K reporting an event of November 4, 1998 under
       Item 5 - the execution by the Company and JOT of the Purchase Agreement

       Current report on Form 8-K reporting an event of December 15, 1998 under
       Item 5 - the extension of the JOT Transaction and the conversion and extension of certain indebtedness

       Current report on Form 8-K reporting an event of March 9, 1999 under Items 2 and 5 - the completion of the JOT Transaction, the Company's name change, and an amendment to the Company's articles of incorporation

         (c)    EXHIBITS:

         3.1 Articles of Incorporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1

         3.2 Amended Bylaws adopted June 1, 1987, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

         3.4 Articles of Amendment to Restated Articles of Incorporation dated March 7, 1991. Incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

         3.5 Articles of Amendment to Restated Articles of Incorporation dated March 17, 1999, incorporated by reference to Form 8-K reporting an event of March 9, 1999.

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

         10.11 Asset Purchase Agreement with JOT incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998.

         27       Financial Data Schedule.

                        OZO DIVERSIFIED AUTOMATION, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE

Independent Auditor's Report                                         F - 2

Balance Sheet

       December 31, 1998                                             F - 3

Statements of Operations

       Years Ended December 31, 1997 and 1998                        F - 4

Statements of Stockholders' (Deficiency)

       Years Ended December 31, 1997 and 1998                        F - 5

Statements of Cash Flows

       Years Ended December 31, 1997 and 1998                    F - 6 -- F - 7

Notes to Financial Statements                                   F - 8 -- F - 18




Approved on Behalf of OZO Diversified Automation, Inc.

By:     David J. Wolenski
   -------------------------

Title: PRESIDENT AND CEO
      ----------------------

Date: April 14, 1999
      ----------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders OZO DIVERSIFIED AUTOMATION, INC.

We have audited the accompanying balance sheet of OZO Diversified Automation, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OZO Diversified Automation, Inc. as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has entered into an agreement to sell substantively all of the assets and related operations of its operating segment. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  Wheeler Wasoff, P.C.

Denver, Colorado
February 12, 1999, except for Note 3,
as to which the date is March 10, 1999

                                            OZO DIVERSIFIED AUTOMATION, INC.
                                                     BALANCE SHEET
                                                   DECEMBER 31, 1998

                                                         ASSETS

CURRENT ASSETS
    Cash                                                                                            $      8,150
    Net assets of discontinued operations                                                                116,901
                                                                                                     -----------

       Total Current Assets                                                                              125,051

PATENT COSTS                                                                                              12,534
                                                                                                     -----------
                                                                                                     $   137,585
                                                                                                     -----------
                                                                                                     -----------

                                       LIABILITIES AND STOCKHOLDER' (DEFICIENCY)

CURRENT LIABILITIES
    Notes payable - related (Note 7)                                                                 $    89,830
    Accrued interest payable (Note 7)                                                                      3,436
    Deposit                                                                                                8,150
    Current portion of long term debt                                                                    130,000
                                                                                                     -----------

       Total Current Liabilities                                                                         231,416
                                                                                                     -----------

STOCKHOLDERS' (DEFICIENCY)
    Preferred stock - $.10 par value
       Authorized - 1,000,000 shares
       Issued - none                                                                                           -
    Common stock - $.10 par value
       Authorized - 5,000,000 shares
       Issued and outstanding - 643,160 shares                                                            64,316
    Capital in excess of par value                                                                     1,312,110
    Accumulated deficit                                                                               (1,470,257)
                                                                                                     -----------

                                                                                                         (93,831)
                                                                                                     -----------
                                                                                                      $  137,585
                                                                                                     -----------
                                                                                                     -----------

               The accompanying notes are an integral part of the
                             financial statements.

                                            OZO DIVERSIFIED AUTOMATION, INC.
                                                STATEMENTS OF OPERATIONS
                                         YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                    1997                 1998
REVENUE                                                                          $       -             $       -
                                                                               ------------         -------------

OPERATING EXPENSES
    General and administrative                                                      50,586                60,697
    Research and development                                                        13,484                20,596
    Interest                                                                         6,410                 8,130
                                                                               ------------         -------------

(LOSS) FROM CONTINUING OPERATIONS                                                  (70,480)              (89,423)
                                                                               ------------         -------------

DISCONTINUED OPERATIONS
    Income (loss) from discontinued operations                                     193,334              (140,022)
                                                                               ------------         -------------

INCOME (LOSS) BEFORE INCOME TAX                                                    122,854              (229,445)

INCOME TAX EXPENSE                                                                 (70,000)                    -

TAX BENEFIT OF NET OPERATING
    LOSS CARRY FORWARD                                                              70,000                     -
                                                                               ------------         -------------

NET INCOME (LOSS)                                                                $ 122,854             $(229,445)
                                                                               ------------         -------------
                                                                               ------------         -------------
INCOME (LOSS) PER COMMON SHARE -
    BASIC AND DILUTED
    Continuing operations                                                        $    (.15)            $    (.18)
    Discontinued operations                                                            .42                  (.29)
                                                                               ------------         -------------

NET INCOME (LOSS) PER COMMON SHARE                                               $     .27             $    (.47)
                                                                               ------------         -------------
                                                                               ------------         -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED                                                458,218               490,976
                                                                               ------------         -------------
                                                                               ------------         -------------

               The accompanying notes are an integral part of the
                             financial statements.

                                            OZO DIVERSIFIED AUTOMATION, INC.
                                        STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)
                                         YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                            COMMON STOCK               CAPITAL IN                       TOTAL
                                                    ---------------------------        EXCESS OF      ACCUMULATED    STOCKHOLDERS'
                                                    SHARES             AMOUNT          PAR VALUE        DEFICIT      (DEFICIENCY)
BALANCE, JANUARY 1, 1997                             458,164           $ 45,816        $1,176,254     $ (1,363,666)    $(141,596)
Issuance of common stock to officer                   20,000              2,000            16,750                -        18,750
Net Income                                                 -                  -                 -          122,854       122,854
                                                 -----------        -----------       -----------     ------------    ----------
BALANCE, DECEMBER 31, 1997                           478,164             47,816         1,193,004       (1,240,812)            8
Exercise of common stock warrants                      5,000                500             4,500                -         5,000
Issuance of common stock
    pursuant to note conversions                      79,996              8,000            61,997                -        69,997
Issuance of common stock for legal services            7,500                750             4,734                          5,484
Issuance of common stock to officers and
    directors                                         72,500              7,250            47,875                -        55,125
Net (Loss)                                                 -                  -                 -         (229,445)     (229,445)
                                                 -----------        -----------       -----------     ------------    ----------
BALANCE, DECEMBER 31, 1998                           643,160           $ 64,316        $1,312,110     $ (1,470,257)    $ (93,831)
                                                 -----------        -----------       -----------     ------------    ----------
                                                 -----------        -----------       -----------     ------------    ----------


               The accompanying notes are an integral part of the
                             financial statements.

                                            OZO DIVERSIFIED AUTOMATION, INC.
                                                STATEMENTS OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                    1997                  1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                            $ 122,854            $ (229,445)
    Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating activities
    Stock issuance for services  (Note 6)                                           18,750                60,609
    Changes in assets and liabilities
       Increase in accrued expense & deposit                                             -                11,586
    Discontinued Operations
       Operating cash (used) provided                                             (116,495)              134,710
       Depreciation & amortization                                                  54,734                60,047
       Provision for bad debts                                                      61,605                     -
       Loss on disposition of assets                                                 6,336                     -
                                                                                 ---------            ----------

    Net cash provided (used) by operating activities                               147,784                37,507
                                                                                 ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for patent costs                                                       (2,859)               (9,675)
    Cash used by discontinued operations                                           (20,425)               (7,061)
                                                                                 ---------            ----------

    Net cash by investing activities                                               (23,284)              (16,736)
                                                                                 ---------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from officer loans                                                    304,000               288,200
    Payment of officer loans                                                      (388,500)             (198,370)
    Proceeds from exercise of stock warrants                                             -                 5,000
    Cash borrowed by discontinued operation                                        210,000                     -
    Cash repayments by discontinued operations                                    (250,000)             (107,451)
                                                                                 ---------            ----------

    Net cash (used) provided by financing activities                              (124,500)              (12,621)
                                                                                 ---------            ----------

NET INCREASE IN CASH                                                                     -                 8,150

CASH, BEGINNING OF YEAR                                                                  -                     -
                                                                                 ---------            ----------

CASH, END OF YEAR                                                                $       -            $    8,150
                                                                                 ---------            ----------
                                                                                 ---------            ----------


               The accompanying notes are an integral part of the
                             financial statements.

                        OZO DIVERSIFIED AUTOMATION, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company paid cash for interest on short and long-term debt of $51,178 and $50,143 during the years ended December 31, 1997 and 1998, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1997, the Company acquired equipment by entering into lease obligations of $24,188 and $180,626, respectively.

In 1997 the Company issued 20,000 shares of common stock, valued at $18,750, to an officer. In 1998 the Company issued an aggregate 80,000 shares of common stock, valued at $60,609 to officers and directors and to legal counsel for services rendered; and issued 79,996 shares of common stock for conversion of notes payable.

               The accompanying notes are an integral part of the
                             financial statements.

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         OZO Diversified Automation, Inc. (the Company) was incorporated under the laws of the State of Colorado on October 13, 1983. The Company had been engaged in the design, manufacture and marketing of robotic workstations for the electronics industry, including routing and depaneling workstations predominately to entities in North America and the Pacific Rim. In November 1998 the Company entered into an Asset Purchase Agreement (the "JOT Agreement") with JOT Automation, Inc.
         (JOT) a wholly owned Texas subsidiary of JOT Automation Group OYJ, a Finnish corporation. Pursuant to the agreement, the Company agreed to sell to JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets. Accordingly, the Company's historical operations related to the assets sold to JOT are considered to be "discontinued operations" for financial statement purposes. (See Note 3).

         The Company has also developed a prototype micro-robotic device to manipulate organic tissues on an extremely small scale and has filed a patent application for the device. Completion of the development of this prototype device is the Company's sole continuing operations.

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

         INCOME (LOSS) PER SHARE

         In February 1997 SFAS No. 128, "Earnings Per Share", was issued for periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 effective for the year ending December 31, 1997.

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments, consisting of warrants and options, are not considered in the calculation of net loss per share, as their inclusion would be antidilutive. At December 31, 1997, 245,000 exercisable stock options and warrants were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 1998 there were no cash equivalents.

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

         SHARE BASED COMPENSATION

         In October 1995 SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the years ended December 31, 1997 and 1998 the Company issued options to purchase shares of its common stock.

         PATENT COSTS

         The Company has applied for a patent from the U.S. Patent Office for a micro-robotic device under development. The costs associated with obtaining this patent have been capitalized and will be initially amortized over the life of the patent of seventeen years.

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss for 1998 need to be recognized for applicable assets of continuing operations. The recoverability of the carrying value of patent costs will be evaluated on a recurring basis.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         NEW TECHNICAL PRONOUNCEMENTS

         In February 1998 SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", was issued effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has adopted SFAS No. 132 effective with the fiscal year ending December 31, 1998. Adoption of SFAS No. 132 has not had any impact on the Company's financial statements.

         In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

         In October 1998 SFAS No. 134, "Accounting for Mortgage Broker Securities", was issued. SFAS No. 134 is not expected to have an impact on the Company's financial statements.

         The following significant accounting policies are attributable to "discontinued operations":

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

         Depreciation expense and amortization of assets under capital lease was $46,606 and $51,921 for the years ended December 31, 1997 and 1998, respectively.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $1,470,257 through December 31, 1998 and at December 31, 1998 current liabilities exceeded current assets by $106,365. As discussed in Notes 1 and 3 the Company sold all of its assets relating to its historical line of business and is concentrating its efforts in the research and development of a micro-robotic device. There can be no assurance that the Company will be able to conduct its operations to complete the prototype micro-robotic device as contemplated. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent on its ability to meet its financing and cash requirements, to complete and successfully market its prototype micro-robotic device, and ultimately to achieve profitable operations.

         Management intends to utilize the net proceeds from the sale to JOT to fund completion of the research and development of the prototype micro-robotic device. If completed, the Company intends to market the technology and equipment to bio-medical and bio-technical research organizations.

NOTE 3 - DISCONTINUED OPERATIONS

         As discussed in Note 1, in November 1998 the Company entered into the JOT Agreement for the sale of all of its assets relating to its depaneling and routing business. As part of the sale to JOT, JOT licensed certain technology back to the Company, in addition to the Company retaining the rights to a micro-robotic device. The shareholders of the Company, on March 1, 1999, approved the sale to JOT and approved the change of the Company's name to Bio-Medical Automation, Inc. (BMA). The Company subsequently received the balance of the proceeds from the sale to JOT of $911,850 ($8,150 had previously been paid by JOT as a deposit).

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

         The Company has accounted for the sale to JOT of this reportable segment as discontinued operations. Net assets of discontinued operations have been segmented on the December 31, 1998 balance sheet and consists of the following:

         Current Assets
             Cash                                                $ 38,707
             Accounts receivable                                  211,804
             Inventory                                            459,014
             Prepaids                                              12,111
                                                                 --------

         Total Current Assets                                     721,636

         Property and equipment, net of
          accumulated depreciation of $211,634                    132,962
                                                                 --------

         Total assets                                             854,598
                                                                 --------
         Current liabilities
             Accounts payable                                      93,770
             Deposits                                             392,297
             Deferred income                                       72,420
             Accrued expenses                                      21,479
             Accrued warranty                                      31,000
             Current portion of capitalized
              lease obligations                                    44,895
                                                                 --------

         Total current liabilities                                655,861

         Capitalized lease obligations                             81,836
                                                                 --------
         Total liabilities                                        737,697
                                                                 --------
         Net assets of discontinued operations                   $116,901
                                                                 --------
                                                                 --------

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

         The operating results of the segment being sold has been reported separately as discontinued operations in the accompanying statement of operations and consists of the following:

                                                                    1997                1998
         Net sales                                               $2,715,991          $1,773,788
         Cost of sales                                            1,490,352             886,741
                                                                 ----------          ----------

         Gross profit                                             1,225,639             887,047
                                                                 ----------          ----------

         Operating expenses
             General and administrative                             205,378             367,208
             Marketing and sales                                    562,020             454,353
             Research and development                               140,930             160,716
             Provision for bad debts                                 79,109                   -
                                                                 ----------          ----------

                                                                    987,437             982,277
                                                                 ----------          ----------
         Other (expense) income
             Interest expense                                      (38,532)            (45,782)
             Other                                                  (6,336)                 990
                                                                 ----------          ----------

                                                                   (44,868)            (44,792)
                                                                 ----------          ----------

         Income (loss) from discontinued operations              $  193,334          $(140,022)
                                                                 ----------          ----------
                                                                 ----------          ----------

         At December 31, 1998 the Company has not recorded any estimate for loss on disposition of assets or any costs associated with the sale, as it is expected that the sale to JOT will result in a gain to the Company which will be realized in 1999.

         In 1997 and 1998 the reporting segment sold to JOT comprised all revenues generated by the Company. Revenues earned from customers comprising more than 10% of total revenues for 1998 were $288,412 and $297,821 representing 16% and 17%, respectively. No customers comprised more than 10% of total revenues for 1997.

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

         Revenues from sales of systems for 1997 and 1998 by geographic region are as follows:

                                             1997            1998
         United States                    $1,601,706       $880,903
         North America                       267,220        114,587
         Pacific Rim                         240,271         48,000
         Asia                                161,417         49,000
         South America                             -        138,013
         Other                                     -         70,780


NOTE 4 - LONG TERM DEBT

         Long term debt consists of the following at December 31, 1998:

           9% unsecured convertible notes, due December 30, 1998,
               interest payable quarterly                                      $ 30,000
           9% unsecured non-convertible notes, due December 30, 1998,
               interest payable quarterly                                       100,000
                                                                               --------
                                                                                130,000
           Less current portion                                                 130,000
                                                                               --------
           Long-term portion                                                   $      -
                                                                               --------
                                                                               --------

         The notes represent the gross proceeds from a private placement of $240,000 of units completed in December 1993. In December 1998, $20,000 each of the original convertible and non convertible notes were paid and noteholders of $70,000 convertible notes exercised their option to convert the notes to an aggregate 79,996 shares of common stock at a reduced exercise price of $.875 per share. In January 1999, $40,000 was paid to one noteholder and the remaining noteholders, representing $90,000 of indebtedness, agreed to extend the due date of the notes to March 31, 1999.

NOTE 5 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         In December 1997 the Board of Directors authorized the issuance of 20,000 shares of common stock to an officer, valued at $18,750 ($.9375 per share).

         In 1998 the Company issued common stock as follows:

         - 5,000 shares for exercise of a common stock warrant (issued in 1993) at a reduced exercise price of $1.00 per share.

         - 79,996 shares for conversion of $70,000 face value of convertible notes issued in 1993 at an exercise price reduced to $.875 per share from $1.14 per share.

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

         - 7,500 shares to an officer as additional compensation, valued at $1.0125 per share.

         - 65,000 shares to officers and directors (5 individuals), valued at $.73125 per share.

         WARRANTS

         At December 31, 1998 the Company had warrants outstanding to purchase shares of the Company's common stock as follows:

         - 100,000 shares at $1.00 per share, expiring April 1, 2001; issued in 1996 in conjunction with short-term borrowings.

         - 15,000 shares at $.75 per share, expiring October 1, 2001; issued in conjunction with granting an extension on the due date of short-term borrowings.

         The weighted average exercise price of warrants outstanding at December 31, 1998 was $.97 per share.

         OPTIONS

         The status of outstanding options granted by the Company is as follows:

                                                                 NUMBER                             WEIGHTED
                                                                   OF          WEIGHTED AVERAGE    AVERAGE FAIR
                                                                 SHARES         EXERCISE PRICE        VALUE
           Options Outstanding - January 1, 1997                      -                  -                -
           Granted in 1997                                      120,000              $1.13             $.51
                                                                -------             ------            -----
                                                                                    ------            -----
           Options Outstanding - December 31, 1997              120,000              $1.13
                          (120,000 exercisable)                                     ------
                                                                                    ------

           Granted in 1998                                       25,000              $1.25             $.36
                                                                -------             ------            -----
                                                                                    ------            -----

           Options Outstanding - December 31, 1998              145,000              $1.15
                          (132,500 exercisable)                 -------             ------
                                                                -------             ------


         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for stock options issued been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share for 1997 and 1998 would have been as follows on a pro forma basis:

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                                         1997             1998
         Net income (loss) applicable to common stockholders -
           as reported                                                 $122,854        $(229,445)
                                                                       --------        ----------
         Net income (loss) applicable to common stockholders -
           pro forma                                                   $ 61,285        $(233,977)
                                                                       --------        ----------
         Income (loss) per share - as reported                         $    .27        $    (.47)
                                                                       --------        ----------
         Income (loss) per share - pro forma                           $    .13        $    (.48)
                                                                       --------        ----------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 15.83% to 43%; discount rate of 5.50% to 6.0%; and expected lives of 5 years. No options were exercised or forfeited during 1998.

         At December 31, 1998 the number of options exercisable was 132,500, the weighted average exercise price of these options was $1.15, the weighted average contractual life of the options was 5 years and the exercise price was $1.13 to $1.25 per share.

NOTE 6 - INCOME TAXES

         At December 31, 1998, the Company has net operating loss carryforwards totaling approximately $977,000 that may be offset against future taxable income through 2018 and research and development credits of approximately $68,000 through 2013.

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The $256,000 tax benefit of the loss carryforward and tax credits has been offset by a valuation allowance of the same amount. The tax benefit of the loss carry forward was reduced by $70,000 in 1997. Of the total tax benefit, approximately $10,000 is attributable to1998.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes, primarily from using different methods of reporting depreciation costs and warranty and vacation accruals, are not considered significant by management of the Company.

         There is no current or deferred tax expense for the years ended December 31, 1997 and 1998. The Company, in 1997, utilized net operating loss carryforwards to offset taxable income, and, in 1998 had no taxable income. The benefits of timing differences have not previously been recorded.

         A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 1997 is as follows:

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CONTINUED)

         Statutory federal income tax rate                    31%
         Increase (decrease) in taxes resulting from:
         State tax, net of federal benefit                     3
         Utilization of net operating loss carryforwards     (34)
                                                             ----
         Effective Rate                                        -%
                                                             ----
                                                             ----

NOTE 7 - RELATED PARTY TRANSACTIONS

         In 1997 the President of the Company made advances to the Company of an aggregate $304,000 and was repaid $388,500 and interest of $4,611 at the rate of prime plus 2%.

         In 1998 the President and a director loaned the Company an aggregate $288,200, of which $198,370 and interest of $8,764 was repaid during the year. At December 31, 1998, $89,830 and accrued interest of $3,436 was due to the officer and to the director.

         In November 1998, the Company issued to an officer 7,500 shares of common stock, valued at $1.0125 per share as additional compensation.

         In December 1998 the Board of Directors authorized the issuance of an aggregate 65,000 shares of common stock and payment of $17,550 to officers and directors as year end bonus.

         In conjunction with the sale to JOT, the Company, upon completion of the transaction, will pay a "finders fee" of 3.75% of the total consideration received to an entity controlled by a former director of the Company. The payment is pursuant to an agreement entered into in June 1998.

NOTE 8 - SEGMENT REPORTING

         In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS No. 131 for the year ended December 31, 1998.

         The Company has one reportable segment from continuing operations, research and development of a micro-robotic device.

         The Company has not earned any revenue from its research and development activities. At December 31, 1998 assets of $12,534 are attributable to this segment.

                        OZO DIVERSIFIED AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMPREHENSIVE INCOME

         There are no adjustments necessary to net income (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

NOTE 10 - RECLASSIFICATIONS

         Certain amounts in the 1997 financial statements have been reclassified to conform to 1998 classifications.

                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: April 12, 1999

                                BIO-MEDICAL AUTOMATION, INC.,
                                a Colorado corporation

                                By:/s/ David J. Wolenski
                                   --------------------------
                                       David J. Wolenski
                                       President and CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                            Name and Title                    Signature
April 12, 1999                  David J. Wolenski          /s/ David J. Wolenski
                        Principal Executive Officer        --------------------------
                        Principal Financial Officer
                        Director


April 12, 1999                  David W. Orthman           /s/ David W. Orthman
                        Director                           --------------------------


April 12, 1999                  Alvin L. Katz              /s/ Alvin L. Katz
                        Chairman of the Board              --------------------------
                        Director


April 12, 1999                  Brantley J. Halstead       /s/ Brantley J. Halstead
                        Principal Accounting Officer       --------------------------
                        Chief Financial Officer