Form 10-Q
period 1999-03-31
BIO MEDICAL AUTOMATION INC
filed 1999-05-21
CIK 812152

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF1934

                  For the quarterly period ended March 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT

For the transition period from _________ to ________


                           Commission File No. 0-16335


                          BIO-MEDICAL AUTOMATION, INC.
                        7450 East Jewell Avenue, Suite A
                             Denver, Colorado 80231

                            Telephone (303)-368-0401


    COLORADO                                                      84-0922701
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

Yes   /X/                            No / /

As of March 31, 1999, Registrant had 643,160 shares of its $0.10 par value common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          Bio-Medical Automation, Inc.
                   (formally OZO Diversified Automation, Inc.)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                   MARCH 31, 1999         DECEMBER 31, 1998
                                                                                   --------------         -----------------
                                                                                      (Unaudited)
CURRENT ASSETS
    Cash                                                                                 $603,088                    $8,150
    Accounts and notes receivable, net                                                      8,150                      ----
    Net assets of discontinued operations                                                    ----                   116,901
                                                                                        ---------                 ---------

        Total Current Assets                                                              611,238                   125,051
                                                                                        ---------                 ---------

PATENT COSTS                                                                               16,243                    12,534
                                                                                        ---------                 ---------


TOTAL ASSETS                                                                             $627,481                  $137,585
                                                                                        ---------                 ---------
                                                                                        ---------                 ---------



                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                                   MARCH 31, 1999         DECEMBER 31, 1998
                                                                                   --------------         -----------------
                                                                                      (Unaudited)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                 $15,567                   $11,586
    Current portion of long-term debt                                                        ----                   130,000
    Note payable - related parties                                                         54,830                    89,830
                                                                                        ---------                 ---------

        Total Current Liabilities                                                         $70,397                   231,416
                                                                                        ---------                 ---------

SHAREHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock $0.10 par value,
      Authorized 1,000,000 shares, Issued - none
    Common stock, $0.10 par value,
      Authorized 5,000,000 shares,
      Issued and outstanding - 643,160 (1999 and 1998)                                     64,316                    64,316
    Capital in excess of par value                                                      1,312,110                 1,312,110
    Accumulated deficit                                                                  (819,342)               (1,470,257)
                                                                                        ---------                 ---------

        Total Shareholders' Equity (Deficiency)                                           557,084                  (93,831)
                                                                                        ---------                 ---------


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $627,481                  $137,585
                                                                                        ---------                 ---------
                                                                                        ---------                 ---------


               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formally OZO Diversified Automation, Inc.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                               Three Months Ended March 31,

                                                                                  1999             1998
                                                                                  ----             ----
Revenue                                                                           -----             -----
                                                                                 -------           -------

Operating Expenses:
    General & Administrative                                                      51,074            15,175
    Research & Development                                                         2,302             5,149
    Interest                                                                       2,500             1,602
                                                                                 -------           -------

(LOSS) FROM CONTINUING OPERATIONS                                               (55,876)          (21,936)
                                                                                 -------           -------

DISCONTINUED OPERATIONS
    Income from discontinued operations                                          706,991            52,264
                                                                                 -------           -------

INCOME BEFORE TAXES                                                              651,115            30,328

INCOME TAX EXPENSE                                                               254,000             6,066

TAX BENEFIT OF NET OPERATING
    LOSS CARRYFORWARDS                                                          (254,000)           (6,066)
                                                                                 -------           -------

NET INCOME                                                                       651,115           $30,328
                                                                                 -------           -------
                                                                                 -------           -------
INCOME (LOSS) PER COMMON SHARE
    BASIC AND DILUTED
    Continuing operations                                                         ($0.09)           ($0.05)
    Discontinued operations                                                        $1.10             $0.11
                                                                                 -------           -------


NET INCOME  PER COMMON SHARE                                                       $1.01             $0.06
                                                                                 -------           -------
                                                                                 -------           -------
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING -- BASIC AND DILUTED                                             643,160           478,164
                                                                                 -------           -------
                                                                                 -------           -------


               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formally OZO Diversified Automation, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 1999              1998
                                                                                 ----              ----
Cash flows from operating activities:
    Net Income                                                                  $651,115            $30,328
    Adjustments to reconcile net income to net cash
      Used in operating activities:

          Decrease (increase) in assets:
              (Increase) in accounts receivable                                   (8,150)            -----
              Increase in accounts payable and accrued
                 expenses                                                          3,981             -----
    Discontinued Operations:
          Operating cash (used) provided                                         115,905           (105,479)
          Depreciation & amortization                                              7,929             13,842
                                                                                --------            --------

    Net cash provided (used) by operating activities                             770,780            (61,309)
                                                                                --------            --------

Cash flows from investing activities:
    Payments for patent costs                                                     (3,709)            -----
                                                                                --------            --------

    Net cash (used) by investing activities                                       (3,709)            -----
                                                                                --------            --------

Cash flows from financing activities:
    Proceeds from officer loan                                                    40,000             85,000
    Payments on director loan                                                    (75,000)            (9,091)
    Cash repayments by continuing operations                                    (130,000)             -----
    Cash repayments by discontinued operations                                    (7,133)           (14,600)
                                                                                --------            --------
        Net cash provided (used) by financing activities                        (172,133)            61,309
                                                                                --------            --------

Net increase (decrease) in cash                                                  594,938             -----

Cash at beginning of period                                                        8,150             -----
                                                                                --------            --------


Cash at end of period                                                           $603,088            $-----
                                                                                --------            --------
                                                                                --------            --------

               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formally OZO Diversified Automation, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of Management, necessary to provide a fair statement of the results of operation and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


DISCUSSION OF CONTINUING OPERATIONS - RESULTS OF OPERATIONS

Substantially all of the Company's operations prior to the completion of the JOT Transaction were devoted to the Company's historical business. Only a small portion of the Company's general and administrative expense ($51,074 during 1999 or approximately 22%) and of the Company's research and development expense ($2,302 during 1999, or approximately 10%) were devoted to the assets the Company retained, relating to the technology for and the development of the prototype micro robotic device. In addition, the Company's continuing operations accounted for approximately $2,500 of interest expense (approximately 46% of total 1999 interest expense).

The Company's continuing operations accounted for no revenues during the quarters ended March 31, 1999, or March 31, 1998.

As a result of the small amount of operations devoted to the Company's continuing business, the Company recognized a net loss of $55,876 from its continuing operations in the quarter ended March 31, 1999, and $21,936 March 31, 1998.

The Company believes that this loss from continuing operations will increase significantly during 1999, and thereafter, until (if ever) the prototype micro robotic device has been developed and can be commercialized. The Company expects to spend $600,000 for research and development and for general and administrative expenses through approximately June 2000.

According to the Company's plan of operations (described in full detail in the Company's 1998 Form 10-KSB), research and development will be devoted to developing the technology and building the prototype micro robotic device as described. General and administrative expenditures will be directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Although the Company believes that its current staff will be able to complete the development of the technology necessary for the completion of the prototype micro robotic device with the funds available, there can be no assurance that they will be able to do so. Even if they are able to complete the prototype micro robotic device, there can be no assurance that it will be able to generate revenues for the Company. Unless the Company is able to generate revenues from (or after) the development of the prototype micro robotic device and related technology, the Company's ability to continue as a going concern will be significantly impaired.

As a result of the completion of the JOT Transaction, the Company has a significant amount of liquidity--approximately $611,000 as of March 31, 1999. The Company expects to spend this working capital to pursue its plan of operations, although the plan of operations may change significantly as future circumstances dictate. Unless the Company is able to generate revenues from (or after) the development of the prototype micro robotic device and related technology, the Company's liquidity will erode until no amounts remain. Consequently, the Company's financial condition is entirely dependent on the successful development of the prototype micro robotic device and related technology, of which there can be no assurance.


DISCUSSION OF DISCONTINUED OPERATIONS - RESULTS OF OPERATIONS

For the three months ended March 31, 1999, the Company had revenues of approximately $525,000, a 10% decrease from revenues of approximately $583,000, recorded for the first three months of 1998. The decrease in revenues is primarily a result of the continued sluggish, in general, economic conditions in Asia, as well as, somewhat curtailed capital spending by large Original Equipment Manufacturers (OEMs) in North America.

Since the Company sold its depaneling and routing business to JOT Automation, Inc., in the "JOT Transaction" as described elsewhere in this report, the Company no longer has any interest in continuing revenues from, or assets associated with, its former depaneling and routing business.

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

                           PART II - OTHER INFORMATION

                          Bio-Medical Automation, Inc.
                   (formally OZO Diversified Automation, Inc.)


Items 1-4         Not Applicable.

Item 5. On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc., as more completely described in the Company's current report on Form 8-K reporting an event of March 9, 1999, which report is incorporated herein.


Item 6            Exhibits and Reports on Form 8-K

                  a)       Exhibits - none
                  b) Report on Form 8-K reporting events under Items 2 and 5 of March 9, 1999, as amended.

Item 7            Not Applicable



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BIO-MEDICAL AUTOMATION, INC.



By:         /S/ DAVID J. WOLENSKI                      /S/ BRANTLEY J. HALSTEAD
         -----------------------------              ----------------------------
         David J. Wolenski                          Brantley J. Halstead
         Principal Executive Officer                Principal Accounting Officer
         Principal Financial Officer                Chief Financial Officer


Dated:  May 21, 1999