Form 10QSB
period 1999-06-30
BIO MEDICAL AUTOMATION INC
filed 1999-08-16
CIK 812152

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Yes __X__                  No

As of June 30, 1999, Registrant had 643,128 shares of its $0.10 par value common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                   JUNE 30, 1999         DECEMBER 31, 1998
                                                                                   -------------         -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
    Cash                                                                                $490,592                    $8,150
    Notes receivable, net                                                                  8,150                      ----
    Net assets of discontinued operations                                                   ----                   116,901
                                                                                    ------------              ------------

        Total Current Assets                                                             498,742                   125,051
                                                                                    ------------              ------------

PATENT COSTS                                                                              16,243                    12,534
                                                                                    ------------              ------------

TOTAL ASSETS                                                                            $514,985                  $137,585
                                                                                    ------------              ------------
                                                                                    ------------              ------------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                                   JUNE 30, 1999         DECEMBER 31, 1998
                                                                                   -------------         -----------------
                                                                                     (Unaudited)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                $32,178                   $11,586
    Current portion of long-term debt                                                       ----                   130,000
    Note payable - related parties                                                          ----                    89,830
                                                                                    ------------              ------------

        Total Current Liabilities                                                        $32,178                   231,416
                                                                                    ------------              ------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock $0.10 par value,
      Authorized 1,000,000 shares, Issued - none
    Common stock, $0.10 par value,
      Authorized 5,000,000 shares,
      Issued and outstanding - 643,128 (1999), 643,160                                    64,313                    64,316
      (1998)
    Capital in excess of par value                                                     1,312,049                 1,312,110
    Accumulated deficit                                                                 (893,555)               (1,470,257)
                                                                                    ------------              ------------

        Total Shareholders' Equity (Deficiency)                                          482,807                   (93,831)
                                                                                    ------------              ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                $514,985                  $137,585
                                                                                    ------------              ------------
                                                                                    ------------              ------------

               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three Months Ended June 30,
                                                                            -----------------------------
                                                                                1999              1998
                                                                            -----------        ----------
Revenue                                                                       $--------         $--------
                                                                            -----------        ----------

Operating Expenses:
    General & Administrative                                                     68,562            31,000
    Research & Development                                                         ----             5,149
    Interest                                                                       ----             2,600
                                                                            -----------        ----------

(LOSS) FROM CONTINUING OPERATIONS                                               (68,562)          (38,749)
                                                                            -----------        ----------

DISCONTINUED OPERATIONS
    Loss from discontinued operations                                              ----           (35,531)
                                                                            -----------        ----------

NET LOSS                                                                       ($68,562)         ($74,280)
                                                                            -----------        ----------
                                                                            -----------        ----------

INCOME (LOSS) PER COMMON SHARE - BASIC
    Continuing operations                                                        ($0.11)           ($0.08)
    Discontinued operations                                                       $----            ($0.07)
                                                                            -----------        ----------
NET INCOME (LOSS) PER COMMON SHARE                                               ($0.11)           ($0.15)
                                                                            -----------        ----------
                                                                            -----------        ----------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                                                         643,128           481,497
                                                                            -----------        ----------
                                                                            -----------        ----------

               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                            -----------------------------
                                                                                1999             1998
                                                                            -----------        ----------
Revenue                                                                       $--------         $--------
                                                                            -----------        ----------

Operating Expenses:
    General & Administrative                                                    101,035            46,175
    Research & Development                                                        2,302            10,298
    Interest                                                                      4,420             4,202
                                                                            -----------        ----------

(LOSS) FROM CONTINUING OPERATIONS                                              (107,757)          (60,675)
                                                                            -----------        ----------

DISCONTINUED OPERATIONS
    Income from discontinued operations                                         684,459            16,733
                                                                            -----------        ----------

INCOME (LOSS) BEFORE TAXES                                                      576,702           (43,942)

INCOME TAX EXPENSE                                                              225,000              ----

TAX BENEFIT OF NET OPERATING
    LOSS CARRYFORWARDS                                                         (225,000)             ----
                                                                            -----------        ----------

NET INCOME (LOSS)                                                              $576,702          ($43,942)
                                                                            -----------        ----------
                                                                            -----------        ----------

INCOME (LOSS) PER COMMON SHARE - BASIC
    Continuing operations                                                        ($0.19)           ($0.13)
    Discontinued operations                                                       $1.09             $0.04
                                                                            -----------        ----------
NET INCOME (LOSS) PER COMMON SHARE                                                $0.90            ($0.09)
                                                                            -----------        ----------
                                                                            -----------        ----------

INCOME (LOSS) PER COMMON SHARE - DILUTED
    Continuing operations                                                        ($0.17)
    Discontinued operations                                                       $1.06
                                                                            -----------
NET INCOME (LOSS) PER COMMON SHARE                                                $0.89
                                                                            -----------
                                                                            -----------
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                                                         643,128           478,164
                                                                            -----------        ----------
                                                                            -----------        ----------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING -- DILUTED                                                      650,628
                                                                            -----------
                                                                            -----------

               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                1999              1998
                                                                             ----------         ---------
Cash flows from operating activities:
    Net Income (Loss)                                                          $576,702           $43,942
    Adjustments to reconcile net income (loss)to net cash
      Used in operating activities:

          Decrease (increase) in assets:
              (Increase) in accounts receivable                                  (8,150)            -----
              Increase in accounts payable and accrued
                 Expenses                                                        20,594             -----
    Discontinued Operations:
          Operating cash (used) provided                                        116,103           (34,575)
          Depreciation & amortization                                             7,929            23,770
                                                                             ----------         ---------

    Net cash provided (used) by operating activities                            713,178           (54,747)
                                                                             ----------         ---------

Cash flows from investing activities:
    Payments for patent costs                                                    (3,709)            -----
                                                                             ----------         ---------

    Net cash (used) by investing activities                                      (3,709)            -----
                                                                             ----------         ---------

Cash flows from financing activities:
    Proceeds from officer loan                                                   40,000           165,000
    Payments on officer loan                                                    (54,830)          (87,113)
    Proceeds from issuance of common stock                                         ----             5,500
    Payments on common stock retired                                                (64)             ----
    Payments on director loan                                                   (75,000)             ----
    Cash repayments by continuing operations                                   (130,000)             ----
    Cash repayments by discontinued operations                                   (7,133)          (28,640)
                                                                             ----------         ---------
        Net cash (used) provided by financing activities                       (227,027)           54,747
                                                                             ----------         ---------

Net increase (decrease) in cash                                                 482,442             -----

Cash at beginning of period                                                       8,150             -----
                                                                             ----------         ---------

Cash at end of period                                                          $490,592            $-----
                                                                             ----------         ---------
                                                                             ----------         ---------

               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


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

The results of operations for the three months and the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As a result of the completion of the sale of substantially all of the Company's assets to JOT Automation, Inc., in March 1999 (the "JOT Transaction"), the Company's historical business, the depaneling and routing business, is considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations. Consequently, this Management's Discussion and Analysis is divided into two parts: DISCUSSION OF CONTINUING OPERATIONS and DISCUSSION OF DISCONTINUED OPERATIONS. Management believes that the discussion of continuing operations is more meaningful for an understanding of the Company.

DISCUSSION OF CONTINUING OPERATIONS - RESULTS OF OPERATIONS

Substantially all of the Company's operations prior to the completion of the JOT Transaction were devoted to the Company's historical business. Only a small portion of the Company's general and administrative expense ($101,035 during 1999) and of the Company's research and development expense ($2,302 during 1999) were devoted to the assets the Company retained, relating to the technology for and the development of the prototype micro robotic device. In addition, the Company's continuing operations accounted for approximately $4,420 of interest expense.

Following the completion of the JOT Transaction, the Company retained certain intellectual property assets, which are potentially valuable for the development of a prototype micro-robotic device. This device had been under development by an officer of the Company prior to the completion of the JOT Transaction and the Company expected that this development would continue after the JOT Transaction was completed. As discussed in other reports filed by the Company, a significant amount of work is required within certain specialized disciplines to complete the development of the prototype device. Because of the unanticipated unavailability of the officer who had developed the intellectual property since the completion of the JOT Transaction, the Company has been unable to progress further with its development of the technology or the prototype device. As described in other reports filed by the Company, because of the uniqueness of the technology and other factors, there can be no assurance that the Company will be able to successfully develop the prototype even if the officer is able to devote sufficient time to the project. As a result, the Company is in the process of obtaining an independent third party evaluation of the technology before determining whether to reconsider or revise its previously announced plan of operations.

The Company's continuing operations accounted for no revenues during the quarters ended June 30, 1999, or June 30, 1998, or the six months ended June 30, 1999, or June 30, 1998.

As a result of the small amount of operations devoted to the Company's continuing business, the Company recognized a net loss of $68,562 from its continuing operations in the quarter ended June 30, 1999, and $38,749 in the quarter ended June 30, 1998. The Company recognized a net loss of $107,757 from its continuing operations for the six months ended June 30, 1999, and a net loss of $60,675 for the six months ended June 30, 1998.

The Company believes that this loss from continuing operations will continue to increase during 1999, and thereafter, until (if ever) the prototype micro robotic device has been developed and can be commercialized. If the Company continues with the development of the prototype device, the Company expects to spend $600,000 for research and development and for general and administrative expenses through approximately June 2000. If the Company elects not to proceed with the development of the prototype device, because of the unavailability of the former officer who has developed the technology to this point, an unfavorable third party evaluation, or other reasons, the Company will have to redefine its plan of operations. General and administrative expenditures will be directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Even if the Company decided to continue the development of the prototype device, there can be no assurance that it will be able to do so with the remaining funds or expertise. Even if they are able to complete the prototype micro robotic device, there can be no assurance that the device will be able to generate revenues for the Company. Unless the Company is able to generate revenues from (or after) the development of the prototype micro robotic device and related technology, or from other activities if the Company determines not to proceed with the development of the prototype device, the Company's ability to continue as a going concern will be significantly impaired.

As a result of the completion of the JOT Transaction, the Company has a significant amount of liquidity--approximately $468,000 as of June 30, 1999. The Company expects to spend this working capital to pursue its plan of operations, although the plan of operations may change significantly as future circumstances dictate. Unless the Company is able to generate revenues from (or after) the development of the prototype micro robotic device and related technology, the Company's liquidity will erode until no amounts remain. Consequently, the Company's financial condition is entirely dependent on the successful development of the prototype micro robotic device and related technology, of which there can be no assurance.

DISCUSSION OF DISCONTINUED OPERATIONS - RESULTS OF OPERATIONS

For the six months ended June 30, 1999, the Company had revenues of approximately $525,000, a 47% decrease from revenues of approximately $993,000, recorded for the first six months of 1998. The decrease in revenues is primarily a result of no revenues being generated by discontinued operations in the second quarter of 1999.

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

                           PART II - OTHER INFORMATION

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)


Items 1-4   Not Applicable.

Item 5 On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc., as more completely described in the Company's current report on Form 8-K reporting an event of March 9, 1999, which report is incorporated herein.


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

BIO-MEDICAL AUTOMATION, INC.



By:  /s/ DAVID J. WOLENSKI                         /s/ BRANTLEY J. HALSTEAD
     ---------------------                         ------------------------
     David J. Wolenski                             Brantley J. Halstead
     Principal Executive Officer                   Principal Accounting Officer
     Principal Financial Officer                   Chief Financial Officer


Dated:  August 13, 1999