Form 10QSB
period 1999-09-30
BIO MEDICAL AUTOMATION INC
filed 1999-11-12
CIK 812152

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT

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

Yes [X] No [ ]

As of September 30, 1999, Registrant had 643,128 shares of its $0.10 par value common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                                 BALANCE SHEETS


                                                      ASSETS

                                                                                      September 30, 1999   December 31, 1998
                                                                                      ------------------   -----------------
                                                                                         (Unaudited)
CURRENT ASSETS
    Cash                                                                                  $   513,955         $     8,150
    Accounts receivable, net                                                                    8,150                  --
    Net assets of discontinued operations                                                          --             116,901
                                                                                          -----------         -----------

        Total Current Assets                                                                  522,105             125,051
                                                                                          -----------         -----------

PATENT COSTS                                                                                   16,243              12,534
                                                                                          -----------         -----------

TOTAL ASSETS                                                                              $   538,348         $   137,585
                                                                                          ===========         ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                 $    81,310         $    11,586
    Current portion of long-term debt                                                              --             130,000
    Note payable - related parties                                                                 --              89,830
                                                                                          -----------         -----------

        Total Current Liabilities                                                         $    81,310             231,416
                                                                                          -----------         -----------

SHAREHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock $0.10 par value,
      Authorized 1,000,000 shares, Issued - none
    Common stock, $0.10 par value,
      Authorized 5,000,000 shares,
      Issued and outstanding - 643,128 (1999), 643,160 (1998)                                  64,313              64,316
    Capital in excess of par value                                                          1,312,049           1,312,110
    Accumulated deficit                                                                      (919,324)         (1,470,257)
                                                                                          -----------         -----------

        Total Shareholders' Equity (Deficiency)                                               457,038             (93,831)
                                                                                          -----------         -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $   538,348         $   137,585
                                                                                          ===========         ===========

               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended September 30,
                                                        -------------------------------
                                                            1999               1998
                                                        ------------        -----------
Revenue                                                    $      --         $     --
                                                          ----------        ---------

Operating Expenses:
    General & Administrative                                  25,707            7,473
    Research & Development                                        --              649
    Interest                                                      --            2,600
                                                          ----------        ---------

(LOSS) FROM CONTINUING OPERATIONS                            (25,707)         (10,722)
                                                          ----------        ---------

DISCONTINUED OPERATIONS
    Income from discontinued operations                           --           14,379
                                                          ----------        ---------

NET (LOSS) INCOME                                         ($  25,707)        $  3,657
                                                          ==========        =========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                 ($    0.04)       ($   0.02)
    Discontinued operations                                $      --         $   0.03
                                                          ----------        ---------
NET (LOSS) INCOME PER COMMON SHARE                        ($    0.04)        $   0.01
                                                          ==========        =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                                      643,128          481,497
                                                          ==========        =========


               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                   1999              1998
                                               ----------         -----------
Revenue                                          $     --          $     --
                                                ---------         ---------

Operating Expenses:
    General & Administrative                      126,804            53,648
    Research & Development                          2,302            10,947
    Interest                                        4,420             6,802
                                                ---------         ---------

(LOSS) FROM CONTINUING OPERATIONS                (133,526)          (71,397)
                                                ---------         ---------

DISCONTINUED OPERATIONS
    Income from discontinued operations           684,459            31,112
                                                ---------         ---------

INCOME (LOSS) BEFORE TAXES                        550,933           (40,285)

INCOME TAX EXPENSE                                215,000                --

TAX BENEFIT OF NET OPERATING
    LOSS CARRYFORWARDS                           (215,000)               --
                                                ---------         ---------

NET INCOME (LOSS)                                $550,933         ($ 40,285)
                                                =========         =========

INCOME (LOSS) PER COMMON SHARE - BASIC
    Continuing operations                       ($   0.21)        ($   0.15)
    Discontinued operations                      $   1.09          $   0.07
                                                ---------         ---------
NET INCOME (LOSS) PER COMMON SHARE               $   0.88         ($   0.08)
                                                =========         =========

INCOME (LOSS) PER COMMON SHARE - DILUTED
    Continuing operations                       ($   0.21)
    Discontinued operations                      $   1.06
NET INCOME (LOSS) PER COMMON SHARE               $   0.85
                                                =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                           643,128           478,164
                                                =========         =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED                         650,628


               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine months ended September 30,
                                                               ------------------------------
                                                                   1999              1998
                                                               -----------         ----------
Cash flows from operating activities:
    Net Income (Loss)                                            $ 550,933         $  40,285
    Adjustments to reconcile net income (loss)to net cash
      Used in operating activities:

          Decrease (increase) in assets:
              (Increase) in accounts receivable                     (8,150)               --
              Increase in accounts payable and accrued
                 Expenses                                           69,726                --
    Discontinued Operations:
          Operating cash (used) provided                           116,103          (112,902)
          Depreciation & amortization                                7,929            44,800
                                                                 ---------         ---------

    Net cash provided (used) by operating activities               736,541          (108,387)
                                                                 ---------         ---------

Cash flows from investing activities:
    Payments for patent costs                                       (3,709)           (6,421)
                                                                 ---------         ---------

    Net cash (used) by investing activities                         (3,709)           (6,421)
                                                                 ---------         ---------

Cash flows from financing activities:
    Proceeds from officer loan                                      40,000           213,200
    Payments on officer loan                                       (54,830)         (134,590)
    Proceeds from director loan                                         --            75,000
    Proceeds from issuance of common stock                              --             5,500
    Payments on common stock retired                                   (64)               --
    Payments on director loan                                      (75,000)               --
    Cash repayments by continuing operations                      (130,000)               --
    Cash repayments by discontinued operations                      (7,133)          (44,302)
                                                                 ---------         ---------
        Net cash (used) provided by financing activities          (227,027)          114,808
                                                                 ---------         ---------

Net increase in cash                                               505,805                --

Cash at beginning of period                                          8,150                --
                                                                 ---------         ---------

Cash at end of period                                            $ 513,955         $      --
                                                                 =========         =========


               See accompanying notes to the financial statements

                          Bio-Medical Automation, Inc.
                   (formerly OZO Diversified Automation, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of Management, necessary to provide a fair statement of the results of operation and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB.

The results of operations for the three months and the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As a result of the completion of the sale of substantially all of the Company's assets to JOT Automation, Inc., in March 1999 (the "JOT Transaction"), the Company's historical business, the depaneling and routing business, is considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations. Consequently, this Management's Discussion and Analysis is divided into two parts: Discussion of Continuing Operations and Discussion of Discontinued Operations. Management believes that the discussion of continuing operations is more meaningful for a current understanding of the Company.


DISCUSSION OF CONTINUING OPERATIONS - RESULTS OF OPERATIONS

Substantially all of the Company's operations prior to the completion of the JOT Transaction were devoted to the Company's historical business. Only a small portion of the Company's general and administrative expense ($126,804 during 1999) and of the Company's research and development expense ($2,302 during 1999) were devoted to the assets the Company retained, relating to the technology for and the development of the prototype micro-robotic device. In addition, the Company's continuing operations accounted for approximately $4,420 of interest expense.

Following the completion of the JOT Transaction, the Company retained certain intellectual property assets, which are potentially valuable for the development of a prototype micro-robotic device. This device had been under development by an officer of the Company, Mr. David Orthman, prior to the completion of the JOT Transaction and the Company expected that this development would continue after the JOT Transaction was completed. As discussed in other reports filed by the Company, a significant amount of work is required within certain specialized disciplines to complete the development of the prototype device. The development of the technology and the prototype device is primarily dependent on the efforts of David Orthman, formerly an officer and currently a director of the Company. Mr. Orthman has been unable to continue to work on the prototype device because of a disability that has surfaced since the completion of the JOT Transaction. Mr. Orthman has informed the Company that doctors have advised him that it will be six months or more before he will be able to devote any significant efforts to the technology or the prototype device.

As described in other reports filed by the Company, because of the uniqueness of the technology and other factors, there can be no assurance that the Company will be able to successfully develop the prototype even if Mr. Orthman is able to devote sufficient time to the project. Without the dedicated efforts of Mr. Orthman, it is unlikely that the Company will be able to complete the prototype device utilizing the technology. As a result, the Company has obtained an independent third party evaluation of the technology. The Company considers the results of this study to be positive and a ratification of the Company's decision to pursue the technology initially following the completion of the JOT Transaction. However, because of Mr. Orthman's continued unavailability, depleting working capital, and the passage of time, the Company is reconsidering this decision and is considering alternatives which may include a merger, or reverse acquisition, or a sale of the technology. It should be noted, however, that the Company has not made any determination to proceed on any alternative course and it has not identified any candidates for such action.

The Company's continuing operations accounted for no revenues during the quarters ended September 30, 1999, or September 30, 1998, or the nine months ended September 30, 1999, or September 30, 1998.

As a result of the small amount of operations devoted to the Company's continuing business, the Company recognized a net loss of $25,707 from its continuing operations in the quarter ended September 30, 1999, as compared to $10,722 in the quarter ended September 30, 1998. The Company recognized a net loss of $133,526 from its continuing operations for the nine months ended September 30, 1999, as compared to a net loss of $71,397 for the nine months ended September 30, 1998.

The Company believes that this loss from continuing operations will continue to increase during 1999, and thereafter, until the prototype micro-robotic device has been developed and can be commercialized, or the Company otherwise becomes involved in a profitable enterprise, if ever. If the Company continues with the development of the prototype device, the Company originally expected to spend $600,000 for research and development and for general and administrative expenses through approximately June 2000. Because of the passage of time, the lack of progress due to Mr. Orthman's unavailability, and the Company's depleting working capital, the budget and the time frame are likely to increase significantly, making it less likely that the Company will be able to succeed in the completion of the research and development. If the Company elects not to proceed with the development of the prototype device, because of the unavailability of Mr. Orthman, or for other reasons, the Company will have to redefine its plan of operations, a process it has commenced. General and administrative expenditures will be directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Even if the Company decides to continue the development of the prototype device, there can be no assurance that it will be able to do so with its remaining funds or expertise. Even if the Company is able to complete the prototype micro-robotic device, there can be no assurance that the device will be able to generate revenues for the Company. Unless the Company is able to generate revenues from (or after) the development of the prototype micro-robotic device and related technology, or from other activities if the Company determines not to proceed with the development of the prototype device, the Company's ability to continue as a going concern will be significantly impaired.

As a result of the completion of the JOT Transaction, the Company has a significant amount of liquidity--approximately $441,000 as of September 30, 1999. The Company expects to spend this working capital to pursue its plan of operations, although the plan of operations may change significantly as future circumstances dictate. Unless the Company is able to generate revenues from (or after) the development of the prototype micro-robotic device and related technology, the Company's liquidity will erode until no amounts remain. Consequently, the Company's financial condition is entirely dependent on the successful development of the prototype micro-robotic device and related technology, of which there can be no assurance.

DISCUSSION OF DISCONTINUED OPERATIONS - RESULTS OF OPERATIONS

For the nine months ended September 30, 1999, the Company had revenues of approximately $525,000, a 61% decrease from revenues of approximately $1,353,000, recorded for the first nine months of 1998. The decrease in revenues is primarily a result of no revenues being generated by discontinued operations in the second and third quarters of 1999.

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

                  Also occurring during the reporting period were two changes related to the executive management of the Company. Specifically, Mr. David J. Wolenski tendered his resignation as President and Chief Executive Officer effective at the close of business on November 1, 1999. Although Mr. Wolenski will no longer be an officer of Bio-Medical Automation, Inc., he will continue to serve on the Company's Board of Directors. As a result of this action, Mr. Alvin L. Katz has been named to the position of President and Chief Executive Officer, and will replace Mr. Wolenski as of the November 1st transition date. Mr. Katz will assume this new role in addition to his current responsibility as Chairman of the Board of Directors.


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


BIO-MEDICAL AUTOMATION, INC.



By:          /s/ David J. Wolenski                   /s/ Brantley J. Halstead
         -----------------------------             -----------------------------
         David J. Wolenski                         Brantley J. Halstead
         Principal Executive Officer               Principal Accounting Officer
         Principal Financial Officer               Chief Financial Officer


Dated:  November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule