Form 10KSB
period 1999-12-31
BIO MEDICAL AUTOMATION INC
filed 2000-03-23
CIK 812152

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
         OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .
                               ----------------    ------------------

Commission File Number 0-16335

                          BIO-MEDICAL AUTOMATION, INC.
           (Name of Small Business Issuer as Specified in its Charter)

            Colorado                                       84-0922701
      (State or other juris-                              (IRS Employer
       diction of incorpora-                             Identification No.)
       tion or organization)

                              303 East 17th Avenue
                                    Suite 780
                             Denver, Colorado 80203
                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code: (303) 832-8520

Securities registered under Section 12(g) of the Exchange Act:
                          $0.10 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for fiscal year ended December 31, 1999, were $13,132 from continuing operations and approximately $525,000 from discontinued operations. The aggregate market value of the Registrant's voting stock held, as of March 15, 2000, by nonaffiliates of the Registrant was $363,101

As of March 15, 2000, Registrant had 643,128 shares of its $0.10 par value common stock outstanding.

                                 Total Pages: 30
                            Exhibit Index at Page: 29

                                     PART I


ITEM 1.  BUSINESS.

         (a) BUSINESS DEVELOPMENT. Bio-Medical Automation, Inc. ("BMA" or the "Company") was incorporated as a Colorado Corporation on October 13, 1983 under the name `OZO Diversified Automation, Inc.' ("OZO"). The Company changed its name to BMA in March 1999, following shareholder approval of the name change in connection with the sale of substantially all of the Company's assets to JOT Automation, Inc. (referred to herein as the "JOT Transaction" and "JOT", respectively).

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

             In recent years the Company had also developed a prototype micro-robotic device (the "prototype device") to manipulate organic tissues on an extremely small scale. Prior to the JOT Transaction the Company had not been able to complete the development of this prototype device because it needed to conserve its resources for use in the routing and depaneling business. The sale of the routing and depaneling business to JOT was intended to allow the Company to focus its efforts on the completion of the development of this prototype device. Because of various developments, including primarily the unavailability of the developer of the prototype device, the Company was not able to proceed as planned. As of March 25, 2000, a long-time shareholder of the Company had chosen to acquire sufficient additional shares of the Company from other shareholders in order to acquire a controlling interest. New directors and management of the Company have been appointed effective March 25, 2000, and new management will choose the direction of the Company. It is believed that new management, after it is appointed, will consider as yet unspecified business combinations and financing opportunities, in order to generate value for the shareholders although there can be no assurance that the Company will be able to complete either. This shareholder's intentions for the Company and the prototype device are unknown to current management at this time.

RISK FACTORS

             AS NOTED ELSEWHERE HEREIN, THE FUTURE CONDUCT OF THE BUSINESS OF THE COMPANY AND ITS RESPONSE TO ISSUES RAISED BY THIRD PARTIES ARE DEPENDENT UPON A NUMBER OF FACTORS. CERTAIN STATEMENTS CONTAINED IN THIS REPORT USING THE TERMS "MAY," "EXPECTS TO," AND OTHER TERMS DENOTING FUTURE POSSIBILITIES, ARE FORWARD-LOOKING STATEMENTS. THE ACCURACY OF THESE STATEMENTS CANNOT BE GUARANTEED AS THEY ARE SUBJECT TO A VARIETY OF RISKS WHICH ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL, AND WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE PROJECTIONS OR ESTIMATES CONTAINED HEREIN. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING RISKS:


         o Risks associated with the investment in a company with no historical profitability.

         o Risks associated with the investment in a company with no future business plan or plan of operations.

         o Risks associated with the investment in a company with no management personnel.

         o Risks associated with the investment in a company with no assets other than cash and an unproven, not fully developed prototype device.

         o Risks associated with the investment in a company that is subject to a change in management control.


             IT IS IMPORTANT THAT EACH PERSON REVIEWING THIS ANNUAL REPORT UNDERSTANDS THE SIGNIFICANT RISKS ATTENDANT TO THE OPERATIONS OF THE COMPANY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT MADE HEREIN EXCEPT TO THE EXTENT REQUIRED TO DO SO IN FURTHER REPORTS TO BE FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

         (b) BUSINESS OF ISSUER. As noted above, as a result of the completion of the JOT Transaction, the Company is no longer participating in its historical business activities. Those historical activities are now considered to be "discontinued operations" for financial statement purposes. As a result, this section describes BMA's business "prior to the completion of the JOT Transaction" and its "plan of operations." The Company engaged in this business from January 1, 1999, through March 9, 1999. After March 9, 1999, the Company has engaged in no significant business operations. According to the Company's original plan of operations as disclosed in prior filings, research and development was to have been devoted to developing the technology and building the prototype device as described. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

             Initially the Company believed that the net proceeds from the JOT Transaction would enable the Company to continue its research and development activities for the technology necessary to complete the development of the prototype device, and to pursue the patent application for the prototype device. The net proceeds were expected to be sufficient to allow the Company to complete the development of a functional prototype device (although there was and could be no assurance that these efforts would have been successful). If successful, the Company would have also identified estimated manufacturing and production costs for the prototype device. At that time, the Company would likely not have had sufficient capital to produce or market the prototype device, and would have either begun an effort to raise additional capital and begun building and distributing the technology internally, or would have pursued an outside business partnership with that expertise.

             The prototype device had been under development by an officer of the Company, Mr. David W. Orthman, prior to the completion of the JOT Transaction and the Company expected that this development would continue after the JOT Transaction was completed. As discussed in other reports filed by the Company, a significant amount of work is required within certain specialized disciplines to complete the development of the prototype device. Mr. Orthman has been unable to continue to work on the prototype device because of a disability that has surfaced since the completion of the JOT Transaction. As previously reported, Mr. Orthman had informed the Company that doctors have advised him that it would be until Spring 2000 at the earliest before he would be able to devote any significant efforts to the technology or the prototype device.

             As described in other reports filed by the Company, because of the uniqueness of the technology and other factors, there can be no assurance that the Company will be able to successfully develop the prototype even if Mr. Orthman is able to devote sufficient time to the project. Without the dedicated efforts of Mr. Orthman, it is unlikely that the Company will be able to complete the prototype device utilizing the technology. As a result, the Company has obtained an independent third party evaluation of the technology. The Company considers the results of this study to be positive and a ratification of the Company's decision to pursue the technology initially following the completion of the JOT Transaction. However, because of Mr. Orthman's continued unavailability, depleting working capital, and the passage of time, the Company has reconsidered this decision and the Board of Directors determined to consider alternatives. Mr. Orthman is under no employment agreement with the Company, and has no obligation to provide services to the Company at this time.

             Even if the Company were able to complete the prototype device with the limited resources available following the completion of the JOT Transaction, there was and continues to be no assurance that it will be able to generate revenues for the Company. Unless the Company is able to generate revenues from (or after) the development of the prototype device and related technology, the Company will be unable to continue as a going concern.

Plan of Operations

             Effective March 25, 2000, a shareholder, Steven Bronson, who has acquired control of the Company, has advised current management that he anticipates that the Board will consider various alternative courses of action for the Company. These courses, if selected, may or may not require shareholder approval. There can be no assurance, however, that any of the courses selected may be successful. The courses management may consider could include, but are not limited to, any of the several alternatives, or combinations thereof, briefly identified as follows, and described in more detail below:

         1.  Business Combinations.

         2.  Continuation of the Company as a Going Concern.

         3.  Dissolution and Liquidation.

         4.  Sale or License of the Technology.


             Neither the current Board of Directors nor Mr. Bronson has made any determination as to which, if any of the foregoing alternatives, it may recommend to the shareholders of the Company. Where shareholder approval is required, any such recommendation will be in the form of a proxy statement meeting the requirements of Schedule 14A of the Securities Exchange Act of 1934, as amended.

             Business Combinations. It is possible that the Company may attempt to implement a business plan to seek, investigate, and, if warranted, to acquire an interest in a business opportunity which management believes may provide a return to the Company and its shareholders. The Company may do so through a merger, a reverse merger, an acquisition of assets, or other method. The Company may attempt to do so using its working capital or its unissued common stock instead of cash or debt; any issuance of common stock or other equity interest would dilute the ownership percentage of the Company's existing shareholders.

             The Company has not identified a business opportunity for acquisition. It is expected to seek out developing companies to allow the Company to expand into new products or markets, or to develop a new product or service. Established businesses which may be experiencing financial or operating difficulties and would be in need of the additional capital and management expertise the Company could provide also will be investigated. In some instances, a business opportunity may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to have a public trading market for its securities.

             The Company anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for estate planning needs of principle shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

             In seeking business opportunities, management's decision will likely be based upon the objective of seeking long-term capital appreciation in real value of the Company's investment. Current income will be only a minor factor in such decisions.

             It is anticipated that the Company will essentially be limited to one business venture in the foreseeable future, due to the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

             In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law to do so. There can be no assurance that the Company will be able to complete any such acquisition.

             The Company does not intend to engage in any action that would lead to its classification as an "investment company" as that term is defined in the 1940 Act. An investment company is generally a company that is engaged in the business of investing, holding, reinvesting, or trading of investment securities. Investment securities are defined by the 1940 Act to include all securities except United States government obligations, certain other securities and cash where the Company has less than a 50% interest in the issuer. The Company does not intend nor does it have authority to engage in the business of investing, holding, reinvesting, or trading of investment securities.

             Continuation of the Company as a Going Concern. Pursuant to this alternative, the Company, through its elected Board of Directors and management, would pursue new or existing business opportunities and consider various possibilities of reorganization with the intention of allowing the Company to engage in active business operations. Although there can be no guarantee of success, this may or may not include an attempt to commercialize the Company's prototype device.

             Dissolution and Liquidation. At the present time, neither current management nor, to the knowledge of current management, the shareholder who acquired control, have any intention to liquidate the Company. That is an alternative that may be considered at some point, however. To the extent the Board of Directors recommends liquidation to the shareholders, it will do so in accordance with the applicable requirements of Colorado corporation law and the requirements of the Securities Exchange Act of 1934.

             Sale or License of the Technology. As noted above, management has received information that the Technology, although in preliminary stages of development, may have some value, although the value to third parties is likely to be limited. If an appropriate opportunity arises, management will consider possibilities for the sale or license of the Technology.

Prior to the Completion of the JOT Transaction

             BMA, prior to the completion of the JOT Transaction on March 9, 1999, manufactured and marketed robotic workstations, which are used by the electronics industry for the depaneling, routing, and drilling of printed circuit boards. In addition to furnishing the base workstations, the Company also provided sophisticated motion control software that is used to operate the machines for specific applications.

             Prior to the completion of the JOT Transaction, the Company's products were defined by a two-tier offering of equipment and accessories:

         o The upper tier (or premium line) which represented BMA's core business, was comprised of the Company's high-end servomotor robotic systems, including the Model 18HS standalone router, and the Model 16SI fully-automated, inline system, which were marketed under the trade names PanelMASTER 18HS and PanelROUTER 16SI, respectively.

         o The lower tier offering was comprised of the Company's stepper-motor systems, which included the Model 18 and Model 24 multipurpose machines, which were distributed under the PanelMASTER, FixtureMASTER, EtchMASTER, and LabMASTER product designations.

         o On a limited basis, the Company also supplied a dual-spindle drilling platform (Model 2-24), as well as a large format multi-use machine (Model 32), both of which are dedicated to a very narrow market segment. The Model 2-24 and Model 32 machines were available only on a special order basis.


             The majority of the Company's 1999 revenue derived from the sale of its premium line of depaneling equipment. As a result of the completion of the JOT Transaction, however, all of these products are now offered by JOT.

             Prior to the completion of the JOT Transaction, the Company had competed in four distinct segments of the capital equipment market:

         o   depaneling equipment;

         o   low-to-medium volume bare board drilling and routing equipment;

         o   test fixture drilling and routing equipment; and

         o   prototyping equipment.


             Nationally and internationally, there were numerous competitors who manufacture depaneling, routing and drilling equipment. In many cases, the competitors identified operate divisions of companies larger than BMA and generate revenues from various products. Prior to the completion of the JOT Transaction, the Company believed that under historical market conditions it could compete favorably in the depaneling equipment market. However, the Company had not been successful in the market conditions which evolved during the second half of 1997, and persisted throughout 1998, and this was a primary reason for the proposal (approved by the shareholders) to sell the depaneling and routing business to JOT. The Company believed that its ability to continue to compete was significantly hampered by being a standalone depaneling equipment manufacture in a market that no longer recognized best-of-breed, single-equipment manufacturers. By comparison, JOT has an integrated line of products, which can utilize the Company's former products in providing integrated solutions to its customers.

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

             Prior to the completion of the JOT Transaction, the Company had not sought patent protection for the hardware it developed, but considered certain aspects to be proprietary to the Company and were protected as trade secrets. The Company had made only a limited search of existing patents to determine the extent to which such proprietary protection may have been available or whether the Company's products infringed on patents held by others. A claim against the Company for possible infringement of a patent was made in 1994, and the Company has executed a License Agreement with the unaffiliated claimant. Royalties were paid in 1998 and 1999 under this License Agreement. The Company is unaware of any other claims or proprietary rights of others on which the Company's products may be deemed to infringe.

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

             Prior to the completion of the JOT Transaction, the Company had expended approximately $0 and $167,807, for research and development in the fiscal years ending December 31, 1999, and December 31, 1998, respectively.

             The Company does not receive funding from other parties to conduct research and development, except in specific cases where U.S. government NSF or ARPA grants may be awarded. The Company received no grants in 1999 or 1998.

Summary of JOT Transaction

             The Company completed the JOT Transaction pursuant to an Asset Purchase Agreement (the "Agreement"), dated November 4, 1998 (and amended December 15, 1998), with JOT Automation, Inc. ("JOT"), a wholly-owned Texas subsidiary of JOT Automation Group Plc., a Finnish corporation which has its common stock registered on the Helsinki Stock Exchange, on March 9, 1999. JOT is engaged in the business of production automation and robotics for use within the electronics industry. The Company sold to JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets (the "JOT Transaction"). BMA used a portion of the gross proceeds to reimburse JOT for expenses incurred by BMA in maintaining the assets not transferred to JOT, to pay certain expenses of the JOT Transaction, and to repay indebtedness to related parties and to third parties, as follows:


Purchase Price                               $    920,000
Indebtedness payable                              179,830
Sales and use taxes (estimate)                     20,000
Finder's fee (Capitalink)                          40,366
Recoupment expenses paid to JOT                    80,000
                                             ------------
Net proceeds remaining (estimated)           $    599,804
                                             ============


             As a result of the JOT Transaction, JOT acquired approximately 99% of the Company's total assets, which had generated 100% of the Company's revenues and were responsible for approximately 99% of the Company's expenses.

             JOT also acquired the rights to the OZO name and trademark, copyrighted software, and the Company's customer lists. Virtually all of the Company's employees became JOT employees, and the Company's former production facility in Denver has continued to operate for JOT in much the same manner as it did before the JOT Transaction.

             BMA retained certain assets, which included the net cash proceeds of the JOT Transaction and a new technology currently under development. The prototype device described above is one aspect of this new technology. Because the new technology represents a significant departure from the current product line, it is unlikely any of the Company's former customers in the depaneling and routing business will continue as customers after (if ever) the new technology is commercially available.

             As a part of the JOT Transaction, JOT licensed certain technologies back to BMA. This will allow the Company to continue to use copyrighted motion control and automation software in certain fields of use. These fields of use include, among other things, the manipulation of biological systems in order to accomplish a wide range of research, medical and commercial objectives. This is a fully paid, non-revocable, transferable, royalty-free license in perpetuity offered by JOT to the Company.

General Information

             Raw Materials. Prior to the completion of the JOT Transaction, the Company procured parts and raw materials from a broad base of suppliers, and does not rely on one, or a few, major vendors for critical components. Most materials purchased by the Company are off-the-shelf items. The Company believes that this situation will continue in the future.

             Customer Dependence. The Company has not in the past been dependent on one, or a few, major customers. Until the Company completes the development of the prototype device and related technology, the Company will have no product(s) to sell. In fact, the Company had no customers after the JOT transaction neither in 1999 nor through March 15, 2000.

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

             Employees. As of December 31, 1999, the Company had no full-time employees and one contract employee. As of March 25, 2000, the Company had one contract employee which tendered his resignation.

ITEM 2. PROPERTIES

             Prior to the completion of the JOT Transaction, the Company's combined office and production space totaled approximately 9,040 square feet as to which the Company had a monthly rental obligation of approximately $4,300 through the expiration of the lease on February 29, 2000.

             As a result of the completion of the JOT Transaction, JOT assumed all liabilities under that lease. Currently the Company subleases one office located in Denver, Colorado, for $400 per month. The Company maintains its records in that office. The lease is month-to-month.

ITEM 3. LEGAL PROCEEDINGS

             There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 1999, or December 31, 1998, or subsequently.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matter was submitted during the fourth quarter of the fiscal year 1999 to a vote of the Company's security holders. However two proposals were submitted to shareholders for their approval in March 1999:

         o A proposal to approve the sale of substantially all of the assets of the Company and change the name of the Company to become effective at the time of the completion of the sale of assets; and

         o A proposal to adopt a new Article IX to the Company's Restated Articles of Incorporation, as amended, to provide for the limitation of certain liabilities of the Company's directors to the Company and its shareholders as permitted under Section 7-108-402(1) of the Colorado Business Corporation Act.

             The shareholders approved both proposals. The shareholders' meeting was adjourned until April 22, 1999, at which time a third proposal was considered. That proposal was:

         o A proposal to amend Article VI of the Company's Restated Articles of Incorporation, as amended, to reduce the vote required by shareholders to approve asset dispositions, mergers, consolidations or exchanges, and any other matter which would require an amendment to the Company's Restated Articles of Incorporation, as amended, from two-thirds to a majority.

         The shareholders approved this proposal as well. No other matters were submitted to the Company's security holders in 1999, or subsequently.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         (a) MARKET INFORMATION. The Company's common stock is quoted on the OTC (Over-The-Counter) Bulletin Board and traded under the symbol ("BMAI"). Prior to the completion of the JOT Transaction, on March 9, 1999, the Company traded under the symbol ("OZOA"). The following table shows the range of high and low closing bid quotations of the Company's common stock as traded in the OTC market during the last two fiscal years.


                                 COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period              High Bid ($)          Low Bid ($)
         ------------------              ------------          -----------

                1999

         First Quarter                       1.00                  0.50
         Second Quarter                      0.75                0.5625
         Third Quarter                     0.6875                 0.375
         Fourth Quarter                      0.75                 0.375

                1998
         First Quarter                       0.50                  0.50
         Second Quarter                      0.75                  0.50
         Third Quarter                       0.75                  0.75
         Fourth Quarter                      0.75                  0.75

             The above quotations were reported by market makers in the stock and by the National Quotation Bureau, LLC. The quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and do not necessarily represent prices at which actual transactions were or could have been effected.

         (b) HOLDERS. As of December 31, 1999, the Company had approximately 700 holders of record of its $0.10 par value common stock.

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

DISCUSSION OF CONTINUING OPERATIONS

RESULTS OF OPERATIONS

             After the completion of the JOT Transaction the Company had essentially no operations in 1999. General and administrative expenses were almost exclusively incurred to maintain the Company's corporate standing, approximately $150,200. Expenses related to research and development were exclusively to maintain the patent application for the prototype device, approximately $9,700. In addition, the Company's continuing operations in 1999 accounted for approximately $4,000 of interest expense.

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

             The Company's continuing operations accounted for no revenues, except interest income of approximately $13,100 and $0, during the years ended December 31, 1999, and December 31, 1998, respectively.

             The Company recognized a loss of $150,792 for the year ended December 31, 1999, from continuing operations. As a result of the small amount of operations devoted to the Company's continuing business, the Company recognized a net loss of $89,423 from its continuing operations for the year ended December 31, 1998.

             The Company believed that this loss from continuing operations will continue at approximately the same rate, or higher, as during 1999, and thereafter, until (if ever) the prototype device has been developed and can be commercialized, or a new plan of operations is implemented by the new management. From the date of completion of the JOT Transaction, the Company had expected to spend $600,000 for research and development, and for general and administrative expenses through approximately June 2000.

             According to the Company's original plan of operations as disclosed in prior filings, research and development was to have been devoted to developing the technology and building the prototype device as described. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

             Although the Company believed that Mr. Orthman, and others under his direction, would have been able to complete the development of the technology necessary for the completion of the prototype device with the funds available, there was and continues to be no assurance that they will be able to do so. Even if they had been able to complete the prototype device there was and continues to be no assurance that it will be able to generate revenues for the Company. Unless the Company is able to generate revenues from (or after) the development of the prototype device and related technology, or unless the Company pursues a new plan of operations, the Company will be unable to continue as a going concern. The Company has no current contract or employment arrangement with Mr. Orthman.

LIQUIDITY AND FINANCIAL CONDITION.

             As of December 31, 1999, the Company has remaining liquidity of approximately $425,000. The liquidity has been reduced from approximately $604,000 as of March 9, 1999, the date the JOT Transaction was completed. The Company had anticipated spending this working capital to pursue the plan of operations as described above. However, the Company was unable to accomplish this goal because of Mr. Orthman's unavailability. Unless the Company is able to generate revenues from (or after) the development of the prototype device and related technology, or unless the Company is able to acquire a new line of business on commercially reasonable terms, the Company's liquidity will continue to be reduced over time.

             Consequently, the Company's current financial condition continues to be entirely dependent on the successful development of the prototype device and related technology, of which there can be no assurance.

             Alternatively, the Company's future financial condition will be subject to its ability to enter into a business combination with an operating business on favorable terms that will result in profitability. There can be no assurance that the Company will be able to do so or, if it is able to do so, that the transaction will be on favorable terms not resulting in an unreasonable amount of dilution to the Company's existing shareholders.

DISCUSSION OF DISCONTINUED OPERATIONS

RESULTS OF OPERATIONS

             For the fiscal year ended December 31, 1999 sales of the Company's products decreased to $525,000 a 70% decrease from sales of the Company's products of $1,774,000 recorded for the year ended December 31, 1998. The decrease in revenues was primarily a result of only nine weeks of sales being completed prior to the closing of the JOT Transaction in March 1999.

             As the Company sold its depaneling and routing business to JOT Automation, Inc., in the "JOT Transaction" as described elsewhere in this report, the Company no longer has any interest in continuing revenues from, or assets associated with, its former depaneling and routing business.

ITEM 7.  FINANCIAL STATEMENTS

             See Financial Statements on pages F-1 through F-17.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          INDEX TO FINANCIAL STATEMENTS



                                                                  PAGE


Independent Auditor's Report                                       F-2

Balance Sheet
       December 31, 1999                                           F-3

Statements of Operations
       Years Ended December 31, 1998 and 1999                      F-4

Statements of Stockholders' (Deficiency) Equity
       Years Ended December 31, 1998 and 1999                      F-5

Statements of Cash Flows
       Years Ended December 31, 1998 and 1999                   F-6 -- F-7

Notes to Financial Statements                                   F-8 -- F-17

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
BIO-MEDICAL AUTOMATION, INC.
(formerly OZO DIVERSIFIED AUTOMATION, INC.)

We have audited the accompanying balance sheet of Bio-Medical Automation, Inc. (formerly OZO Diversified Automation, Inc.) as of December 31, 1999 and the related statements of operations, stockholders' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Medical Automation, Inc. (formerly OZO Diversified Automation, Inc.) as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company sold substantively all of the assets and related operations of its operating segment in 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       Wheeler Wasoff, P.C.

Denver, Colorado
February 19, 2000

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 1999




                                ASSETS

CURRENT ASSET
    Cash                                               $     425,211
                                                       -------------

       Total Current Asset                                   425,211


PATENT COSTS                                                  18,724
                                                       -------------

                                                       $     443,935
                                                       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses              $      15,393
                                                       -------------

       Total Current Liabilities                              15,393
                                                       -------------


STOCKHOLDERS' EQUITY
     Preferred stock - $.10 par value
     Authorized - 1,000,000 shares
     Issued - none-                                               --
     Common stock - $.10 par value
     Authorized - 5,000,000 shares
       Issued and outstanding - 643,128 shares                64,313
    Capital in excess of par value                         1,312,049
    Accumulated (deficit)                                   (947,820)
                                                       -------------

                                                             428,542
                                                       -------------
                                                       $     443,935
                                                       =============







    The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1999



                                                               1998             1999

REVENUE
    Interest income                                         $        --      $    13,132
                                                            -----------      -----------

OPERATING EXPENSES
    General and administrative                                   60,697          150,217
    Research and development                                     20,596            9,653
    Interest                                                      8,130            4,014
                                                            -----------      -----------

                                                                (89,423)        (163,884)
                                                            -----------      -----------

(LOSS) FROM CONTINUING OPERATIONS                               (89,423)        (150,752)
                                                            -----------      -----------

DISCONTINUED OPERATIONS
    (Loss) income from discontinued operations                 (140,022)          33,039
    Gain on sale of discontinued segment                             --          640,150
                                                            -----------      -----------
                                                               (140,022)         673,189
    Income tax expense                                               --         (200,000)
    Tax benefit of net operating loss carry forward                  --          200,000
                                                            -----------      -----------

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS                 (140,022)         673,189
                                                            -----------      -----------
NET (LOSS) INCOME                                           $  (229,445)     $   522,437
                                                            ===========      ===========

(LOSS) INCOME PER COMMON SHARE -
BASIC AND DILUTED
    Continuing operations                                   $      (.18)     $      (.23)
    Discontinued operations                                        (.29)            1.04
                                                            -----------      -----------

NET (LOSS) INCOME  PER COMMON SHARE                         $      (.47)     $       .81
                                                            ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
    Basic                                                       490,976          643,133
                                                            ===========      ===========
    Diluted                                                     490,976          644,132
                                                            ===========      ===========





    The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                 STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1999



                                                           COMMON STOCK               CAPITAL IN                          TOTAL
                                                   ----------------------------       EXCESS OF        ACCUMULATED     STOCKHOLDERS
                                                     SHARES           AMOUNT          PAR VALUE         DEFICIT           EQUITY
                                                   -----------      -----------      -----------      -----------      -----------

BALANCE, JANUARY 1, 1998                               478,164      $    47,816      $ 1,193,004      $(1,240,812)     $         8

Exercise of common stock warrants                        5,000              500            4,500               --            5,000

Issuance of common stock
    pursuant to note conversions                        79,996            8,000           61,997               --           69,997

Issuance of common stock for legal services              7,500              750            4,734                             5,484

Issuance of common stock to officers and
    directors                                           72,500            7,250           47,875               --           55,125

Net (Loss)                                                  --               --               --         (229,445)        (229,445)
                                                   -----------      -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 1998                             643,160           64,316        1,312,110       (1,470,257)         (93,831)

Repurchase of common stock                                 (32)              (3)             (61)              --              (64)

Net Income                                                  --               --               --          522,437          522,437
                                                   -----------      -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 1999                             643,128      $    64,313      $ 1,312,049      $  (947,820)     $   428,542
                                                   ===========      ===========      ===========      ===========      ===========






     The accompanying notes are an integral part of the financial statements

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                     1998            1999

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                            $  (229,445)     $   522,437
    Adjustments to reconcile net (loss) income
       to net cash provided by operating activities
    Stock issuance for services  (Note 6)                             60,609               --
    Changes in assets and liabilities
       Increase in accounts payable and accrued expenses               3,436            3,807
    Discontinued Operations
       Operating cash provided (used)                                134,710          (50,267)
       Gain on sale of discontinued segment                               --         (640,150)
       Depreciation & amortization                                    60,047            7,929
                                                                 -----------      -----------

    Net cash provided (used) by operating activities                  29,357         (156,244)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for patent costs                                         (9,675)          (6,190)
    Cash used by discontinued operations                              (7,061)              --
    Net proceeds from sale of discontinued operations                  8,150          802,673
                                                                 -----------      -----------

    Net cash (used) provided by investing activities                  (8,586)         796,483
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from officer loans                                      288,200           40,000
    Payment of officer loans                                        (198,370)        (129,830)
    Repayment of notes payable                                       (40,000)        (130,000)
    Proceeds from short-term borrowings                                   --           29,000
    Repayment of short-term borrowings                               (27,415)              --
    Proceeds from exercise of stock warrants                           5,000               --
    Cash paid for common stock                                            --              (64)
    Debt repayments by discontinued operations                       (40,036)         (32,284)
                                                                 -----------      -----------

    Net cash (used) by financing activities                          (12,621)        (223,178)
                                                                 -----------      -----------

NET INCREASE IN CASH                                                   8,150          417,061

CASH, BEGINNING OF YEAR                                                   --            8,150
                                                                 -----------      -----------

CASH, END OF YEAR                                                $     8,150      $   425,211
                                                                 ===========      ===========






    The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1998 AND 1999


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company paid cash for interest on short and long-term debt of $50,143 and $9,705 during the years ended December 31, 1998 and 1999, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1998 the Company issued an aggregate 80,000 shares of common stock, valued at $60,609 to officers and directors and to legal counsel for services rendered; and issued 79,996 shares of common stock for conversion of notes payable.






    The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Bio-Medical Automation, Inc. (formerly OZO Diversified Automation, Inc.) (the Company) was incorporated under the laws of the State of Colorado on October 13, 1983. The Company had been engaged in the design, manufacture and marketing of robotic workstations for the electronics industry, including routing and depaneling workstations predominately to entities in North America and the Pacific Rim. In November 1998 the Company entered into an Asset Purchase Agreement (the "JOT Agreement") with JOT Automation, Inc. (JOT) a wholly owned Texas subsidiary of JOT Automation Group OYJ, a Finnish corporation. Pursuant to the agreement, the Company sold JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets. The sale was completed on March 9, 1999. Accordingly, the Company's historical operations related to the assets sold to JOT are considered to be "discontinued operations" for financial statement purposes. (See Note 3.)

         Subsequent to the sale to JOT, the Company's sole continuing operation was the continuation of research and development activities on a prototype micro-robotic device to manipulate organ tissues on an extremely small scale. The Company has filed for a patent application for the device. As of December 31, 1999 the Company's research and development activities for the device were suspended, pending assessment of the economic benefit of continuing research and development activities or sale of the patent, as well as assessment of other corporate opportunities.

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

         INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of warrants and options. Convertible equity instruments are not considered in the calculation of loss per share for 1998, as their inclusion would be antidilutive. There is no difference in the calculation of basic and diluted income per share for 1999.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the company has cash in banks in excess of federally insured amounts. At December 31, 1999 there were no cash equivalents.

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

         SHARE BASED COMPENSATION

         In October 1995 SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the year ended December 31, 1998 the Company issued options to purchase shares of its common stock.

         PATENT COSTS

         The Company has applied for a patent from the U.S. Patent Office for a micro-robotic device under development. The costs associated with obtaining this patent have been capitalized and will be initially amortized over the life of the patent of seventeen years upon issuance of the patent.

         The patent is the Company's sole asset of continuing operations. In 1998 and 1999 the Company incurred research and development costs associated with development of the micro-robotic device underlying the patent and has, as of December 31, 1999, continued to assess the economic benefit of continuing research and development activities or sale of the patent.

         In February 2000 the Company entered into an agreement with a shareholder which, upon completion of the transaction, would result in a change in control of the Company. (See Note 11.) The agreement specifies that the Company owns certain intellectual property consisting of the patent application and a related Technology License Agreement.

         Based on the foregoing, the Company has determined that the carrying amount of the patent as of December 31, 1999 does not exceed its fair value.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss for 1999 need to be recognized for applicable assets of continuing operations. The recoverability of the carrying value of patent costs will be evaluated on a recurring basis.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of these financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. At December 31, 1999 cash in excess of federally insured amounts was approximately $325,000.

         NEW TECHNICAL PRONOUNCEMENTS

         In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have an impact on the Company's financial statements.

         In October 1998 SFAS No. 134, "Accounting for Mortgage Broker Securities," was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS No. 134 does not have an impact on the Company's financial statements.

         In February 1999 SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" was issued for the fiscal years beginning after February 15, 1999. Adoption of SFAS No. 135 is not expected to have an impact on the Company's financial statements.

         In June 1999 SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" was issued for fiscal years beginning after December 15, 1999. Adoption of SFAS No. 136 is not expected to have an impact on the Company's financial statements.

         In June 1999 SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133" was issued. Adoption of SFAS No. 137 is not expected to have an impact on the Company's financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The following significant accounting policies are attributable to "discontinued operations:"

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

         Depreciation expense and amortization of assets under capital lease of discontinued operations was $51,921 and $7,929 for the years ended December 31, 1998 and 1999, respectively.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999. As discussed in Notes 1 and 3 the Company sold all of its assets relating to its historical line of business and is concentrating its efforts in the research and development of a micro-robotic device. There can be no assurance that the Company will be able to conduct its operations to complete the prototype micro-robotic device as contemplated. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent on its ability to meet its financing and cash requirements, to complete and successfully market its prototype micro-robotic device, and ultimately to achieve profitable operations. (See Note 11.)

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

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

         The operating results of the segment sold have been reported separately as discontinued operations in the accompanying statement of operations and consists of the following:


                                                    1998             1999

Net sales                                       $ 1,773,788      $   525,465
Cost of sales                                       886,741          323,509
                                                -----------      -----------

Gross profit                                        887,047          201,956
                                                -----------      -----------
Operating expenses
    General and administrative                      367,208           72,810
    Marketing and sales                             454,353           75,615
    Research and development                        160,716           18,120
                                                -----------      -----------

                                                    982,277          166,545
                                                -----------      -----------
Other (expense) income
    Interest expense                                (45,782)          (2,372)
    Other                                               990               --
                                                -----------      -----------

                                                    (44,792)          (2,372)
                                                -----------      -----------

(Loss) income from discontinued operations      $  (140,022)     $    33,039
                                                ===========      ===========

Gain on sale of discontinued segment            $        --      $   640,150
                                                ===========      ===========

         At December 31, 1998 the Company did not record any estimate for loss on disposition of assets or any costs associated with the sale, as the sale to JOT resulted in a gain to the Company which was realized in 1999.

         In 1998 and 1999 the reporting segment sold to JOT comprised all revenues generated by the Company. Revenues earned from customers comprising more than 10% of total revenues for 1998 were $288,412 and $297,821 representing 16% and 17%, respectively.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

         Revenues from sales of systems for 1998 and 1999 by geographic region are as follows:


                                  1998           1999

United States                 $  880,903     $  255,814
North America                    114,587             --
Pacific Rim                       48,000             --
Asia                              49,000             --
South America                    138,013             --
Other                             70,780             --

NOTE 4 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         In 1998 the Company issued common stock as follows:

         o 5,000 shares for exercise of a common stock warrant (issued in 1993) at a reduced exercise price of $1.00 per share.

         o 79,996 shares for conversion of $70,000 face value of convertible notes issued in 1993 at an exercise price reduced to $.875 per share from $1.14 per share.

         o 7,500 shares to an officer as additional compensation, valued at $1.0125 per share.

         o 65,000 shares to officers and directors (5 individuals), valued at $.73125 per share.

         In 1999 the company repurchased 32 shares of common stock from a shareholder for $64 ($3.00 per share).

         WARRANTS

         At December 31, 1999 the Company had warrants outstanding to purchase shares of the Company's common stock as follows:

         o 100,000 shares at $1.00 per share, expiring April 1, 2001; issued in 1996 in conjunction with short-term borrowings.

         o 15,000 shares at $.75 per share, expiring October 1, 2001; issued in conjunction with granting an extension on the due date of short-term borrowings.

         The weighted average exercise price of warrants outstanding at December 31, 1999 was $.97 per share.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         OPTIONS

         The status of outstanding options granted by the Company is as follows:


                                                                     NO. OF       WEIGHTED AVG       WEIGHTED AVG
                                                                     SHARES      EXERCISE PRICE       FAIR VALUE

           Options Outstanding - January 1, 1998
                          (120,000 exercisable)                      120,000           $ 1.13
                                                                                       ======
           Granted in 1998                                            25,000           $ 1.25             $  .36
                                                                     -------           ======             ======

           Options Outstanding - December 31, 1998
                          (132,500 exercisable)                      145,000           $ 1.15
                                                                                       ======


           Granted in 1999                                                --               --
                                                                     =======           ======

           Options Outstanding - December 31, 1999
                          (145,000 exercisable)                      145,000           $ 1.15
                                                                     =======           ======

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for stock options issued in 1998, and vested in 1998 and 1999, been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net
         (loss) income and (loss) income per share for 1998 and 1999 would have been as follows on a pro forma basis:


                                                                                          1998               1999
         Net (loss) income applicable to common stockholders -
         as reported                                                                   $ (229,445)          $ 522,437
                                                                                       -----------          ---------
         Net (loss) income applicable to common stockholders -
            pro forma                                                                  $ (233,977)          $ 517,905
                                                                                       ----------           ---------
         (Loss) income per share basic and diluted - as reported                       $     (.47)          $     .81
                                                                                       ----------           ---------
         (Loss) income per share basic and diluted - proforma                          $     (.48)          $     .80
                                                                                       ----------           ---------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 15.83% to 43%; discount rate of 5.50% to 6.0%; and expected lives of 5 years. No options were exercised or forfeited during 1998 or 1999.

         At December 31, 1999 the number of options exercisable was 145,000, the weighted average exercise price of these options was $1.15, the weighted average remaining contractual life of the options was 2.6 years and the exercise price was $1.13 to $1.25 per share.

NOTE 5 - INCOME TAXES

         At December 31, 1999, the Company has net operating loss carryforwards totaling approximately $421,000 that may be offset against future taxable income through 2019 and research and development credits of approximately $68,000 through 2013.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (CONTINUED)

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The $63,000 tax benefit of the loss carryforward and tax credits has been offset by a valuation allowance of the same amount. The tax benefit of the loss carry forward was reduced by $200,000 in 1999.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes, primarily from using different methods of reporting depreciation costs and warranty and vacation accruals, are not considered significant by management of the Company.

         There is no current or deferred tax expense for the years ended December 31, 1998 and 1999. The Company, in 1999, utilized net operating loss carryforwards to offset taxable income, and, in 1998 had no taxable income. The benefits of timing differences have not previously been recorded.

         A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 1999 is as follows:


         Statutory federal income tax rate                                            31%
         Increase (decrease) in taxes resulting from:
         State tax, net of federal benefit                                             3
         Utilization of net operating loss carryforwards                             (34)
                                                                                   -----
         Effective Rate                                                               --%
                                                                                   =====

NOTE 6 - RELATED PARTY TRANSACTIONS

         In 1999 the former President of the Company made advances to the Company of an aggregate $40,000. At completion of the sale to JOT the former President and a director of the Company were repaid an aggregate $129,380 of loans made to the company and $4,688 for interest due.

         In 1999 the Company paid its former president/Director and its Chief Financial Officer an aggregate $46,000 for services provided to the Company subsequent to the sale to JOT in March 1999.

         In 1998 the former President and a director loaned the Company an aggregate $288,200, of which $198,370 and interest of $8,764 was repaid during the year. At December 31, 1998, $89,830 and accrued interest of $3,436 was due to the officer and to the director.

         In November 1998, the Company issued to an officer 7,500 shares of common stock, valued at $1.0125 per share as additional compensation.

         In December 1998 the Board of Directors authorized the issuance of an aggregate 65,000 shares of common stock and payment of $17,550 to officers and directors as year end bonus.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         In conjunction with the sale to JOT, the Company paid a "finders fee" of 3.75% of the total consideration received to an entity controlled by a former director of the Company. The payment was made pursuant to an agreement entered into in June 1998.

NOTE 7 - SEGMENT REPORTING

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

         The Company has not earned any revenue from its research and development activities. At December 31, 1999 assets of $18,724 are attributable to this segment.

NOTE 8 - NET (LOSS) INCOME PER SHARE

         The following represents a reconciliation from basic (loss) income per share to diluted (loss) income per share:


                                                                    1998            1999
                                                                ----------      ----------
         Determination of shares
            Weighted average common shares outstanding             490,976         643,133
            Assumed conversion of stock options                         --             999
                                                                ----------      ----------
            Diluted shares outstanding                             490,976         644,132
                                                                ==========      ==========

         Basic (loss) income per common share                   $     (.47)     $      .83
                                                                ==========      ==========
         Diluted (loss) income per common share                 $     (.47)     $      .83
                                                                ==========      ==========

NOTE 9 - COMPREHENSIVE INCOME

         There are no adjustments necessary to net (loss) income as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

NOTE 10 - RECLASSIFICATIONS

         Certain amounts in the 1998 financial statements have been classified to conform to 1999 classifications.

                          BIO-MEDICAL AUTOMATION, INC.
                   (FORMERLY OZO DIVERSIFIED AUTOMATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENT

         In February 2000 the Company entered into an agreement with a shareholder wherein the Company agreed to cooperate and assist in the shareholder acquiring shares of the Company's common stock from certain individuals, who are also officers and/or directors of the Company, under the terms and conditions set forth in the agreement. Upon completion of the acquisition of the shares of common stock by the purchasing shareholder, he would obtain control of the Company.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


         (a) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. Currently the following persons are the executive officers and directors of the Company. Each person has submitted his resignation from the positions held, and it is expected that this resignation will be effective shortly after this Form 10-KSB is filed, not later than March 31, 2000.


NAME AND POSITION IN THE COMPANY                            AGE          DIRECTOR SINCE
--------------------------------                            ---          --------------

Alvin L. Katz                                               70           October 1996
(Chairman of the Board since October 1996, President
since November 1999)

David J. Wolenski                                           38           September 1996
(President from September 1996 through October 1999,
Director)

David W. Orthman                                            49           February 1992
(Director)

                                                                         OFFICER SINCE
                                                                         -------------
Brantley J. Halstead                                        42           February 1998
(Chief Financial Officer)


             Following the resignation of the foregoing persons on March 25, 2000, the following persons will become the executive officers and directors of the Company:


NAME AND POSITION IN THE COMPANY                            AGE          DIRECTOR SINCE
--------------------------------                            ---          --------------

Steven N. Bronson,                                          34           March 2000
President, Secretary, Treasurer, and Chairman
of the Board

Leonard A. Hagen                                            48           March 2000
Director

Kenneth S. Schwartz                                         43           March 2000
Director

             The present term of office of each director holding office will expire at the next annual meeting of shareholders. The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each Annual Meeting of Shareholders. Each executive officer holds office until his successor is duly elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws.

             David J. Wolenski continued to serve as president of the Company, and as a member of the Company's Board of Directors following the completion of the JOT Transaction, until Mr. Wolenski resigned as president of BMA on November 1, 1999. After November 1, 1999, Mr. Wolenski has continued to serve as a director of BMA until his resignation to be effective on March 25, 2000. After November 1, 1999, Mr. Katz served as president until his resignation to be effective on March 25, 2000.

             Business Experience. The following is a brief account of the business experience during the past five years of each director and executive officer:

NAME OF DIRECTOR         PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS

Alvin L. Katz            Chairman of the Board since October 1996, President and
                         Chief Executive Officer since November 1999; Currently serving on the Board of Directors of Amtech Systems, Inc., a public company engaged in the manufacture of capital equipment in the computer chip manufacturing business; Blimpie International, a publicly held fast food franchise; and Nastech Pharmaceutical Company, Inc., a public company engaged in the development of pharmaceuticals.

David J. Wolenski        President and Chief Executive Officer from September
                         1996 through October 1999; Previously with Johns
                         Manville Corporation, a public company engaged in the manufacture of fiberglass insulations and related building materials, from July 1983 through July 1996;
                         Manufacturing manager at Johns Manville's Corona,
                         California facility, September 1994 through July 1996;
                         Manager of Quality Assurance for Johns Manville's
                         Performance Materials Division, March 1991 through
                         September 1994.

David W. Orthman         Director of Research and Development since April 1,
                         1992; Director of Special Projects from June 6, 1990 to
                         March 31, 1992; Vice President of the Company from
                         January 1989 to June 1990; Chairman of the Board of
                         Directors of the Company from March 1988 to December
                         1988; President of the Company from October 1983 to
                         March 1988.

Brantley J. Halstead     Chief Financial Officer since February 1998; Corporate
                         Controller from September 1997 through January 1998;
                         independent Management Consultant from May 1993 to May
                         1995, and April 1996 through August 1997; Senior
                         Manager with Price Bednar Consulting LLC from June 1995 through March 1996; Management Consultant with Deloitte
                         & Touche from May 1988 through May 1993. The focus of
                         Mr. Halstead's management consulting efforts included the use of information technology to facilitate business process re-engineering. Currently Mr. Halstead is employed as chief financial officer for Isonics
                         Corporation, a company with its common stock registered under Section 12(g) of the Securities
                         Exchange Act of 1934, as amended.

Steven N. Bronson        President, Secretary, Treasurer, and Chairman of the
                         Board of the Company as of March 25, 2000. Mr. Bronson is the President of Catalyst Financial LLC, a full-service securities brokerage and investment firm and has held that position since September 24, 1998.
                         During the period of 1991 through September 23, 1998,
                         Mr. Bronson was President of Barber and Bronson,
                         Incorporated, a full-service securities brokerage investment banking firm. Mr. Bronson has served as the sole officer and director of Medtech Diagnostics, Inc.
                         a publicly traded corporation, since September, 1998 and Medtech's Chairman, President and Chief Executive
                         Officer during the period of June 1996 through September 1998. In addition, Mr. Bronson is the
                         Chairman of Mikron Instrument company, Inc., a publicly traded corporation.

Leonard Hagan            Director of the Company as of March 25, 2000. For the
                         past seven years and currently, Mr. Hagan has worked as a certified public accountant and is a partner at Hagan
                         & Burns CPA's, PC, in New York, New York. He received his Bachelors of Arts degree in Economics from Ithaca
                         College in 1974, and earned his Masters of Business
                         Administration degree from Cornell University in 1976.

Kenneth Schwartz         Director of the Company as of March 25, 2000. Dr.
                         Schwartz has been self-employed as a dentist in New
                         York, New York. Dr. Schwartz received his Bachelor of
                         Sciences from Brooklyn College in 1977 and earned his D.D.S. from New York University College of Dentistry in
                         1982.


             Directorships. Except as described above, no director of the Company is a director of any other Company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

         (b) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

             N/A.


         (c) FAMILY RELATIONSHIPS. As of December 31, 1999, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.


         (d) INVOLVEMENT IN LEGAL PROCEEDINGS.

             N/A.


         (e) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports to changes in ownership of Common Stock and other equity securities of the Company. Officers and directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

             To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, and as of February 20, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION


             Summary Compensation Table. The following table shows information regarding compensation paid to the chief executive officers of BMA for the three years ending December 31, 1999.



                                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                              -----------------------------------------         ----------------------
NAME AND                                                                   OTHER ANNUAL           RESTRICTED
PRINCIPAL POSITION             YEAR           SALARY        BONUS          COMPENSATION         STOCK AWARDS     OTHER
------------------             ----           ------        -----          ------------         ------------     -----

David J. Wolenski
CEO(1)                         1999          $18,000       $     0             $   0              $     0         None
CEO                            1998          $48,000       $ 4,050             $   0              $10,969         None
CEO                            1997          $48,000       $     0             $   0              $18,750         None

Alvin L. Katz
CEO(2)                         1999          $     0       $     0             $   0              $     0         None


             Note 1: David J. Wolenski resigned as CEO on November 1, 1999, the salary shown is for the first ten months of the year.

             Note 2: Alvin L. Katz became CEO on November 1, 1999. Mr. Katz was paid no salary during 1999. Mr. Katz resigned this position on March 25, 2000.


             Other Plans. There are no other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.


             Long Term Incentive Plan. The Company has no long-term incentive plans.

             Compensation of Directors. As of December 31, 1999, and for the year then ended, cash compensation was not being paid to members of the Board of Directors for their services as directors, except for their salaries as reported above under executive officer compensation. On June 24, 1997, the Board granted stock options to its directors in lieu of cash compensation, as described in
Note 6 of the Financial Statements. In summary, the Board granted 25,000 options each to Alvin L. Katz and Scott E. Salpeter (a former director), and 35,000 options each to David W. Orthman and David J. Wolenski. All of the aforementioned options were immediately vested as of the date of grant, and will expire in five years on June 24, 2002. The exercise price is $1.125 per share for the duration of the five-year option term.

             On November 13, 1998, the Company awarded Brantley J. Halstead 15,000 shares of the Company's common stock valued at $7,593.

             On December 30, 1998, the Compensation Committee of the Board of Directors made stock and cash bonus awards to David J. Wolenski ($10,969 in the Company's common stock and $4,050 in cash); David W. Orthman ($10,969 in the Company's common stock and $4,050 in cash); Brantley J. Halstead ($10,969 in the Company's common stock and $4,050 in cash); Alvin L. Katz ($10,969 in the Company's common stock and $4,050 in cash); and Scott E. Salpeter ($3,656 in the Company's common stock and $1,350 in cash).


             Employment Contracts and Termination of Employment and Change-in-Control Arrangements. As of December 31, 1999, the Company had no formalized employment contracts with any executive officer. The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons, which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Management. The following table sets forth, as of March 25, 2000, the number of shares of the Company's Common Stock beneficially owned by owner's of more than five percent of the Company's outstanding Common Stock who are known to the Company and the Directors of the Company, individually, and the Officers and Directors of the Company as a group, and the percentage of ownership of the outstanding Common Stock represented by such shares.


                                                                                  AMOUNT AND NATURE OF       PERCENT
NAME OF BENEFICIAL OWNER               POSITION WITH COMPANY                      BENEFICIAL OWNERSHIP      OF CLASS
------------------------               ---------------------                      --------------------      --------


David W. Orthman                       Director                                                  0(1)          0.0%
303 East 17th Ave, Suite 780
Denver, Colorado 80203

David J. Wolenski                      Director throughout 1999;                                 0(2)          0.0%
303 East 17th Ave, Suite 780           President and Chief Executive
Denver, Colorado 80203                 Officer (until November 1, 1999)

Brantley J. Halstead                   Chief Financial Officer                                   0(3)          0.0%
303 East 17th Ave, Suite 780
Denver, Colorado 80203

Alvin L. Katz                          Director, Chairman, throughout                            0(4)          0.0%
303 East 17th Ave, Suite 780           1999, President and Chief
Denver, Colorado 80203                 Executive Officer (effective
                                       November 1, 1999)

All Officers and Directors                                                                       0             0.0%
as a Group (4 Persons)

Steven N. Bronson                      Chairman, President, and Chief                      512,647(5)         62.5%
900 3rd Ave., Suite 201                Executive Officer (effective
New York, NY 10022                     March 25, 2000)

Dr. Kenneth S. Schwartz                Director (effective March 25,                        17,500(6)            1%
                                       2000)

Note (1):         Mr. Orthman, with his wife, sold all of his shares and options to purchase shares of the Company's common stock to Mr.
                  Bronson in March 2000 for total consideration of $118,695.50.

Note (2):         Mr. Wolenski sold all of his shares and options to purchase shares of the Company's common stock to Mr. Bronson in March
                  2000 for total consideration of $51,800.

Note (3):         Mr. Halstead sold all of his shares and options to purchase shares of the Company's common stock to Mr. Bronson in March
                  2000 for total consideration of $26,125.

Note (4):         Mr. Katz, his wife, and a private investment partnership
                  affiliate of Mr. Katz, sold all shares and options to purchase shares of the Company's common stock to Mr. Bronson in March
                  2000 for total consideration of $73,623.20.

Note (5):         Includes direct and indirect beneficial ownership, and
                  includes 177,500 representing currently exercisable warrants or options to purchase common stock.

Note (6):         These shares are owned by Dr. Schwartz's wife. Dr. Schwartz disclaims beneficial ownership of these shares.

                  As a result of the transaction with Mr. Bronson described above, the Company mailed to its shareholders on March 5, 2000, a notification pursuant to Rule 14f-1 regarding a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  There are no material relationships between the Company and the current officers and directors or any of the persons expected to become directors or executive officers of the Company other than those transactions described below:

                  Corporate Loans. During the fiscal year ended December 31, 1998 and 1999 certain related parties advanced loans to the Company as follows:

                  After December 31, 1997, Alvin L. Katz, then a director of the Company, advanced funds to the Company for working capital purposes. The Company issued an interest bearing (at 10%) promissory note in the amount of $75,000, which was secured by substantially all of the Company's assets. Mr. Katz's loan to the Company was originally repayable on December 30, 1998, but was extended by Mr. Katz for no additional consideration until February 28, 1999. The Company repaid this loan in February 1999.

                  Subsequent to December 31, 1997, Mr. Wolenski loaned the Company an additional $213,200, for working capital purposes. This amount bore interest at 2% over prime. The Company repaid this amount in February 1999.

                  Transaction With CapitaLink. The Company entered into an investment banking agreement in June 1998 with Catalyst Financial Corp. of Miami, Florida ("Catalyst"). At the time the Company entered into the agreement with Catalyst, Steven Bronson who owned more than 10% of the Company's outstanding stock, was also affiliated with Catalyst. It was the Company's intention to use Catalyst as its primary advisor in its efforts to facilitate its restructuring. Catalyst assigned this contract to CapitaLink in early 1999. Mr. Bronson had no interest in CapitaLink. The Company paid CapitaLink approximately $40,000 as consideration for assisting in the sale of the Company's assets to JOT Automation, Inc. ("JOT") in March 1999. As a result of the completion of the transaction with JOT, the agreement expired.

                  Change in Control. In a transaction described in "Recent Transactions and Change In Control," the following persons sold the following securities to Steven Bronson pursuant to the Purchase Agreement. The following table sets forth information regarding the private transaction recently completed between certain officers and directors of the Company who sold shares, options, and warrants to Mr. Bronson:




                                              $0.75            $1.00                                           TOTAL
                                             WARRANTS         WARRANTS         $1.125           $1.25       CONSIDERATION
       NAME                   SHARES           (a)              (b)          OPTIONS(c)       OPTIONS(d)      RECEIVED
       ----                   ------         --------         --------       ----------       ----------    ------------

Alvin L. Katz and
affiliates                    64,284           3,750          25,000          25,000               0        $ 73,623.20

David W. Orthman
and wife                     109,710               0               0          35,000               0        $118,695.50

David J. Wolenski             46,000               0               0          35,000               0        $ 51,800.00

Brantley J.
Halstead                      22,500               0               0               0          25,000        $ 26,125.00


             Note (a) Exercisable through October 10, 2001.

             Note (b) Exercisable through April 1, 2001.

             Note (c) Exercisable through June 24, 2002.

             Note (d) Exercisable through February 16, 2003.

             Indebtedness of Management. There is no indebtedness nor has there been any indebtedness of management to the Company in excess of $60,000 since the last fiscal year beginning January 1, 1999.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) FINANCIAL STATEMENTS:

         Independent Auditors' Report

         Balance Sheet--As of December 31, 1999

         Statements of Operations--Years Ended December 31, 1998, and 1999

         Statements of Stockholders' Equity--Years Ended December 31, 1998, and 1999

         Statements of Cash Flows for the Years Ended December 31, 1998, and 1999

         Notes to Financial Statements


     (b) 8-K REPORTS:

         No reports on Form 8-K have been filed since December 31, 1999.

         During 1999 one report on Form 8-K reporting an event of March 9, 1999 under Items 2 and 5--the completion of the JOT Transaction, the Company's name change, and an amendment to the Company's articles of incorporation--was filed.


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

         10.4 Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as
                  Exhibit 10.4.

         10.5     Form of Promissory Note, 4/1/96.

         10.6     Form of Security Agreement, 4/1/96.

         10.7     Form of Common Stock Purchase Warrant, 4/1/96.

         10.8     Form of Promissory Note, 7/1/96.

         10.9     Form of 4/1/96 Promissory Note Extension, 10/17/96.

         10.10    Form of Common Stock Purchase Warrant, 10/10/96.

         10.11 Asset Purchase Agreement with JOT incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998

         27       Financial Data Schedule

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  Dated: March 24, 1999


                       BIO-MEDICAL AUTOMATION, INC.,
                       a Colorado corporation



                       By: /s/ Alvin L. Katz
                           -------------------------------------------
                               Alvin L. Katz
                               President and CEO

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                                          Name and Title                           Signature


March 24, 2000                              David J. Wolenski                  /s/ David J. Wolenski
                                    Former Principal Executive Officer         ------------------------------
                                    Former Principal Financial Officer
                                    Former Director



March 24, 2000                              David W. Orthman                    /s/ David W. Orthman
                                    Former Director                            ------------------------------



March 24, 2000                               Alvin L. Katz                      /s/ Alvin L. Katz
                                    Former Chairman of the Board                -----------------------------
                                    Former Principal Executive Officer
                                    Former Principal Financial Officer

March 24, 2000                            Brantley J. Halstead                  /s/ Brantley J. Halstead
                                    Former Principal Accounting Officer         ----------------------------
                                    Former Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

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

         10.5     Form of Promissory Note, 4/1/96.

         10.6     Form of Security Agreement, 4/1/96.

         10.7     Form of Common Stock Purchase Warrant, 4/1/96.

         10.8     Form of Promissory Note, 7/1/96.

         10.9     Form of 4/1/96 Promissory Note Extension, 10/17/96.

         10.10    Form of Common Stock Purchase Warrant, 10/10/96.

         10.11 Asset Purchase Agreement with JOT incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998

         27       Financial Data Schedule