Form 10QSB
period 2000-03-31
BIO MEDICAL AUTOMATION INC
filed 2000-05-22
CIK 812152

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-16335

                          BIO-MEDICAL AUTOMATION, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    COLORADO                      84-0922701
                    --------                      ----------
        State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization          Identification No.)

                 900 Third Avenue, Suite 201, New York, NY 10022
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (212) 610-2778
                                 --------------
               (Registrant's telephone number including area code)


            7450 East Jewell Avenue, Suite A, Denver, Colorado 80231
            --------------------------------------------------------
                                (Former Address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]


The number of shares of the registrant's common stock, $.10 par value, outstanding as of May 1, 2000 was 643,160 shares.

                          Bio-Medical Automation, Inc.

                                Table of Contents

                                                                           Page

         Part I   Financial Information ......................................3

         Item 1. Financial Statements ........................................3

         Balance Sheets as of December 31, 1999 and March 31, 2000 ...........3

         Statements of Operations for the
         Three Months Ended March 31, 1999 and 2000 ..........................4

         Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 2000 ..........................5

         Notes to Financial Statements .......................................6

         Item 2.  Plan of Operation ..........................................6

         Part II   Other Information .........................................8

         Item 5.  Other Information ..........................................8

         Item 6.  Exhibits and Reports on Form 8-K ...........................8

         Signatures ..........................................................8

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                          BIO-MEDICAL AUTOMATION, INC.
                                 BALANCE SHEETS

                                                     December 31,    March 31,
                                                         1999          2000
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                             $   425,211    $   381,814
                                                     -----------    -----------

        Total Current Assets                             425,211        381,814

PATENT COSTS                                              18,724         18,724
                                                     -----------    -----------

                                                     $   443,935    $   400,538
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses            $    15,393    $     3,179
                                                     -----------    -----------

        Total Current Liabilities                         15,393          3,179
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value
           Authorized - 1,000,000 shares
           Issued - none                                    --             --
    Common Stock, $.10 par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 643,128 shares        64,313         64,313
    Capital in excess of par value                     1,312,049      1,312,049

    Accumulated (deficit)                               (947,820)      (979,003)
                                                     -----------    -----------


                                                         428,542        397,359
                                                     -----------    -----------

                                                     $   443,935    $   400,538
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                         1999            2000
REVENUES
    Interest income                                   $    --         $   2,855
                                                      ---------       ---------

OPERATING EXPENSES
    General and Administrative                           51,074          34,038
    Research & Development                                2,302            --
    Interest                                              2,500            --
                                                      ---------       ---------

(LOSS) FROM CONTINUING OPERATIONS                       (55,876)        (31,183)
                                                      ---------       ---------

DISCONTINUED OPERATIONS
    Income from discontinued operations                 706,991            --
                                                      ---------       ---------

INCOME BEFORE TAXES                                     651,115         (31,183)
                                                      ---------       ---------


INCOME TAX EXPENSE                                      254,000            --

TAX BENEFIT OF NET OPERATING LOSS
CARRYFORWARDS                                          (254,000)           --
                                                      ---------       ---------

NET INCOME (LOSS)                                     $ 651,115       $ (31,183)
                                                      =========       =========

NET INCOME(LOSS) PER COMMON SHARE -

    Basic and Diluted

    Continuing operations                             $   (0.09)      $   (0.05)
    Discontinued operations                           $    1.10            --
                                                      ---------       ---------

NET INCOME (LOSS) PER COMMON SHARE                    $    1.01       $   (0.05)
                                                      =========       =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                                   643,160         643,128
                                                      =========       =========


                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                              March 31,
                                                                          1999         2000

CASH FLOWS FROM OPERATNG ACTIVITIES
    Net income (loss)                                                  $ 651,115    $ (31,183)
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities

    Changes in assets and liabilities
        (Increase) in accounts receivable                                 (8,150)        --
        Increase (decrease) in accounts payable and accred  expenses       3,981      (12,215)

    Discontinued operations:
        Operating cash provided                                          115,905         --
        Depreciation and amortization                                      7,929         --
                                                                       ---------    ---------

    Net Cash Provided (Used) by Operating Activities                     770,780      (43,398)
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for patent costs                                             (3,709)        --
                                                                       ---------    ---------

    Net Cash (Used) in Investing Activities                               (3,709)        --
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from officer loan                                            40,000         --
    Payments on officer loan                                             (75,000)        --
    Cash repayments by continuing operations                            (130,000)        --
    Cash repayment by discontinued operations                             (7,133)        --
                                                                       ---------    ---------

    Net Cash (Used) by Financing Activities                             (172,133)        --
                                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH                                          594,938      (43,398)

CASH, BEGINNING OF PERIODS                                                 8,150      425,212
                                                                       ---------    ---------

CASH, END OF PERIODS                                                   $ 603,088    $ 381,814
                                                                       =========    =========

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2000 and 1999
                                   (UNAUDITED)

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


Item 2.        PLAN OF OPERATIONS

         The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10-KSB for the year ended December 31, 1999.

         On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc. (the "JOT Transaction"). As a result of the completion of the JOT Transaction, the Company's historical business, the depaneling and routing business, is considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations.

         As disclosed in prior filings, following the JOT Transaction the Company devoted its efforts to the development of the prototype micro robotic device. The Company has not completed the development of the technology necessary for the completion of the prototype device. The Company has been unable to accomplish this goal because of the unavailability of the device's designer, David W. Orthman. It is unlikely that the Company will ever complete the development of micro robotic device. The Company has never derived any revenues from the micro robotic device and there can be no assurance that the Company will ever derive any revenues from this technology.

         On March 25, 2000, there occurred a change in control of Company. This event was disclosed on a current report on Form 8-K, dated April 5, 2000, which is incorporated herein by reference. Following the change in control the Company relocated its offices to 900 Third Avenue, Suite 201, New York, New York 10022. The Company currently utilizes a portion of the premises occupied by Steven N. Bronson as its corporate office, at no charge to the Company.

Results of Operations
---------------------

         For the three months ended March 31, 2000, the Company has not earned any revenues, except for interest income of $2,855. For the same period the Company incurred general and administrative expenses of $34,038 resulting in a net loss from operations equal to $31,183. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

         During three months ended March 31, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of March 31, 2000, the Company had on hand cash in the amount of $381,814.

         The Company had anticipated spending this working capital to complete the development of the prototype device and related technology, as described above. However, the Company has been unable to accomplish this goal and there can be no assurances that the Company will be able to complete the development of the prototype device and related technology or derive any revenues therefrom. Unless the Company is able to generate revenues from the prototype device and related technology, or unless the Company is able to acquire a new line of business on commercially reasonable terms, the Company's liquidity will continue to be reduced over time.

         Alternatively, the Company's future financial condition will be subject to its ability to arrange for a merger, acquisition or a business combination with an operating business on favorable terms that will result in profitability. There can be no assurance that the Company will be able to do so or, if it is able to do so, that the transaction will be on favorable terms not resulting in an unreasonable amount of dilution to the Company's existing shareholders.

         The Company may need additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

         Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Form 10-KSB for the year ended December 31, 1999.

                                            PART II - OTHER INFORMATION

Item 5.        Other Information

               On March 25, 2000, Steven N. Bronson acquired control of the Company. Simultaneously, with the change of control all directors and officers of the Company resigned. Steven N. Bronson, Leonard Hagan and Kenneth S. Schwartz were appointed to the Board of Directors of the Company and Steven N. Bronson became the sole officer of the Company. The Company issued a disclosure statement pursuant to Rule 14(f)-1 to the shareholders reporting this event and filed a current report on Form 8-K, dated April 5, 2000.

Item 6.        Exhibits and Reports on Form 8-K

               a)       Exhibits

                        Exhibit 27 -  Financial Data Schedule

               b) The Company filed a current report on Form 8-K reporting a change in control of the Company as of March 25, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BIO-MEDICAL AUTOMATION, INC.


                                  By: /s/ Steven N. Bronson
                                      ---------------------------
                                      Steven N. Bronson, President
                                      (Principle Executive Officer),
                                      as Registrant's duly authorized officer


Dated:  May 22, 2000