Form 10QSB
period 2000-06-30
BIO MEDICAL AUTOMATION INC
filed 2000-08-14
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2000.

      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                     to
                                       -------------------

        Commission file number:  0-16335

                          Bio-Medical Automation, Inc.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter.)

         Colorado                                       84-0922701
----------------------------                          -------------
(State or other jurisdiction                          (IRS Employer
      of incorporation)                             Identification No.)

            900 Third Avenue, Suite 201, New York, NY 10022 (Address
            --------------------------------------------------------
                   of principal executive offices) (Zip Code)

                                 (212) 610-2778
                            -------------------------
                (Issuer's telephone number, including area code)

            7450 East Jewell Avenue, Suite A, Denver, Colorado 80231
                                (Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

The number of shares of the registrant's common stock. $.10 par value, outstanding as of August 11, 2000 was 707,128 shares.

                          BIO-MEDICAL AUTOMATION, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2000



                                Table of Contents
                                -----------------


Part I    Financial Information

    Item 1.    Financial Statements

                  Balance Sheets as of December 31, 1999 and
                        June 30, 2000                                        3
                  Statements of Operations for the Six Months and Three
                        months ended June 30, 1999 and 2000                4-5
                  Statements of Cash Flows for the Six Months
                        ended June 30, 1999 and 2000                         6
                  Notes to Financial Statements                              7

    Item 2.    Management's Plan of Operation                                8

Part II        Other Information

    Item 2.    Changes in Securities                                        10

    Item 5.    Other Information                                            10

    Item 6.    Exhibits and Reports on Form 8-K                             10

    Signatures                                                              11

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                          BIO-MEDICAL AUTOMATION, INC.
                                 BALANCE SHEETS
                                                                    December 31,      June 30,
                                                                        1999            2000
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                               $ 425,211       $ 381,943
                                                                     ----------      ----------

      Total Current Assets                                              425,211         381,943

PATENT COSTS                                                             18,724               -
                                                                     ----------      ----------

                                                                      $ 443,935        $381,943
                                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $  15,393         $ 7,407
                                                                     ----------      ----------

      Total Current Liabilities                                          15,393           7,407
                                                                     ----------      ----------

STOCKHOLDERS' EQUITY
   Preferred Stock, $.10 par value
         Authorized - 1,000,000 shares
         Issued - none                                                        -               -
   Common Stock, $.10 par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 643,128 (1999) and
           707,128 (2000) shares                                         64,313          70,713
   Capital in excess of par value                                     1,312,049       1,353,649
   Stock issued for deferred compensation                                     -         (35,000)
   Accumulated (deficit)                                               (947,820)     (1,014,826)
                                                                     ----------      ----------

                                                                        428,542         374,536
                                                                     ----------      ----------

                                                                      $ 443,935        $381,943
                                                                     ==========      ==========

                  See accompanying notes to financial statement

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,
                                                         1999            2000
REVENUES
   Interest income                                    $       -       $   2,855
                                                      ---------       ---------

OPERATING EXPENSES
   General and Administrative                           101,035          51,137
   Research & Development                                 2,302               -
   Write-off of patent                                        -          18,724
   Interest
                                                          4,420               -
                                                      ---------       ---------
                                                        107,757          69,861
                                                      ---------       ---------

(LOSS) FROM CONTINUING OPERATIONS                      (107,757)        (67,006)
                                                      ---------       ---------

DISCONTINUED OPERATIONS
    Income from discontinued operations                 684,459               -
                                                      ---------       ---------


INCOME (LOSS) BEFORE TAXES                              576,702         (67,006)
                                                      ---------       ---------

INCOME TAX EXPENSE                                      225,000               -

TAX BENEFIT OF NET OPERATING LOSS
CARRYFORWARDS                                          (225,000)              -
                                                      ---------       ---------


NET INCOME (LOSS)                                     $ 576,702       $ (67,006)
                                                      =========       =========

INCOME(LOSS) PER COMMON SHARE - BASIC
    Continuing operations                             $   (0.19)      $   (0.10)
    Discontinued operations                           $    1.09               -
                                                      ---------       ---------
NET INCOME (LOSS) PER COMMON SHARE                    $    0.90       $   (0.10)
                                                      =========       =========
INCOME (LOSS) PER COMMON SHARE-DILUTED
     Continuing Operations                            $   (0.17)      $       -
     Discontinued Operations                          $    1.06       $       -
                                                      ---------       ---------
NET INCOME (LOSS) PER COMMON SHARE                    $    0.89       $       -
                                                      =========       =========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                                 643,128         661,795
                                                      =========       =========
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING -  DILUTED
                                                        650,628         661,795
                                                      =========       =========

                  See accompanying notes to financial statement

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,
                                                         1999            2000


REVENUES                                                $    -           $    -
                                                     ---------        ---------

OPERATING EXPENSES
    General and Administrative                          68,562           17,100
   Write-off of patent                                       -           18,724
                                                     ---------        ---------

(LOSS) FROM CONTINUING OPERATIONS                      (68,562)         (35,824)
                                                     ---------        ---------

INCOME TAX EXPENSE                                           -                -

TAX BENEFIT OF NET OPERATING LOSS
CARRYFORWARDS
                                                     ---------        ---------

NET INCOME (LOSS)                                    $  68,562        $ (35,824)
                                                     =========        =========


NET INCOME LOSS PER COMMON SHARE
    Basic and Diluted
    Continuing operations                            $   (0.11)       $   (0.05)
                                                     ---------        ---------
NET INCOME (LOSS) PER COMMON SHARE                   $   (0.11)       $   (0.05)
                                                     =========        =========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic and Diluted                                  643,128          680,461
                                                     =========        =========


                  See accompanying notes to financial statement

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                         Six Months Ended
                                                                              June 30,
                                                                         1999         2000
CASH FLOWS FROM OPERATNG ACTIVITIES
   Net income (loss)                                                  $ 576,702    $ (67,006)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities
        Officer compensation paid in common stock                             -       13,000
        Write-off of patent costs                                             -       18,724
   Changes in assets and liabilities
       (Increase) in accounts receivable                                 (8,150)           -
       Increase (decrease) in accounts payable and accrued expenses      20,594       (7,986)

   Discontinued operations:
      Operating cash provided                                           116,103            -
      Depreciation and amortization
                                                                          7,929            -
                                                                      ---------    ---------

   Net Cash Provided (Used) by Operating Activities                     713,178      (43,268)
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for patent costs                                             (3,709)           -
                                                                      ---------    ---------


   Net Cash (Used) in Investing Activities
                                                                         (3,709)           -
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from officer loan                                            40,000            -
   Payments on officer loan                                             (54,830)           -
   Payments of common stock retired                                         (64)
   Payments of director loan                                            (75,000)
   Cash repayments by continuing operations                            (130,000)           -
   Cash repayment by discontinued operations                             (7,133)           -
                                                                      ---------    ---------
   Net Cash (Used) by Financing Activities                             (227,027)           -
                                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH                                         482,442      (43,268)
CASH, BEGINNING OF PERIODS                                                8,150      425,211
                                                                      ---------    ---------
CASH, END OF PERIODS                                                  $ 490,592    $ 381,943
                                                                      =========    =========




                  See accompanying notes to financial statement

                          BIO-MEDICAL AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED June 30, 2000




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

        The results of operations for the Six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 1.  COMMON STOCK

        The Company issued 64,000 shares of common stock (valued at $.75 per share) to its President for services to be rendered to the Company for the period of March 25, 2000 through March 24, 2001. Compensation expense to the Company is recorded as the shares are earned. Unearned shares are shown in the accompanying financial statement as stock issued for deferred compensation.

Item 2. Management's Discussion and Analysis or Plan Of Operations

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

        As disclosed in prior filings, following the JOT Transaction the Company devoted its efforts to the development of the prototype micro robotic device. The Company has not completed the development of the technology necessary for the completion of the prototype device. It is unlikely that the Company will ever complete the development of micro robotic device. The Company has never derived any revenues from the micro robotic device and there can be no assurance that the Company will ever derive any revenues from this technology. Due to the inability to complete the micro robotic device, the Company has determined that as of June 30, 2000 it will no longer pursue sale or development of its micro-robotic device and, accordingly, the capitalized costs related to the patent underlying the device have been written off as of June 30, 2000.

        The Company utilizes a portion of the premises occupied by the President of the Company, as its corporate office and is also provided with administrative services, at no charge to the Company.

Results of Operations
---------------------

        The Company does not have an operating business and did not generate any revenues from operations for the three months ended June 30, 2000 and June 30, 1999. For the three months ended June 30, 2000 the Company generated no revenues and incurred expenses of $35,824 resulting in a net loss of $35,824 compared to a loss of $68,562 for the three months ended June 30, 1999. For the three months ended June 30, 2000 the Company's expenses consisted of general and administrative expenditures totaling $17,100 directed at maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission and a charge of $18,724 to write-off a patent.


        For the six months ended June 30, 2000 the Company earned interest income in the amount of $2,855 and incurred expenses of $69,861 resulting in a net loss of $67,006 compared to net income of $576,702 for the six months ended June 30, 1999, which consisted primarily of the proceeds of the JOT Transaction.

Liquidity and Capital Resources
-------------------------------

        During three months ended June 31, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter. As of June 30, 2000, the Company had on hand cash in the amount of $381,943.

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

        Certain of the matters discussed herein include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions are forward-looking statements. The actions of current and potential new competitors, changes in technology, seasonality, business cycles, new regulatory requirements and other factors may impact greatly upon strategies and expectations and are outside our direct control. Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Form 10-KSB for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

          On May 5, 2000, the Board of Directors of the Company determined, with Steven N. Bronson abstaining from the vote, to compensate Steven N. Bronson for his services as the Company's President, with the Company's common stock in lieu of his annual salary of $48,000. The Company issued Mr. Bronson 64,000 shares of the Company's unregistered common stock as Mr. Bronson's annual salary for the period March 25, 2000 through March 24, 2001.

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

Item 6.        Exhibits and Reports on Form 8-K

               a)   Exhibits

               Exhibit 27 -  Financial Data Schedule

               b) The Company filed a current report on Form 8-K reporting a change in control of the Company as of March 25, 2000, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2000

                                          BIO-MEDICAL AUTOMATION, INC.

                                          By: /s/ Steven N. Bronson
                                             ----------------------------
                                          Steven N. Bronson, President
                                          (Principle Executive Officer,
                                          as Registrant's duly authorized
                                          officer)