Form 10QSB
period 2000-09-30
BIO MEDICAL AUTOMATION INC
filed 2000-11-14
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2000.

         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                to
                                        ---------------  ---------------

         Commission file number :  0-16335

                          Bio-Medical Automation, Inc.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter.)

         Colorado                                              84-0922701
----------------------------                              -------------------
(State or other jurisdiction                                (IRS Employer
     of incorporation)                                    Identification No.)


                 900 Third Avenue, Suite 201, New York, NY 10022
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 610-2778
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

As of November 13, 2000 the Registrant had 707,128 shares of common stock, par value $.10, issued and outstanding.

                          BIO-MEDICAL AUTOMATION, INC.
                                   FORM 10-QSB
                               SEPTEMBER 31, 2000


                                Table of Contents
                                -----------------


Part I   Financial Information

     Item 1.   Financial Statements

                 Balance Sheets as of December 31, 1999 and
                      September 30, 2000                                       3
                 Statements of Operations for the Three and Nine Months Ended
                      September 30, 1999 and 2000                            4-5
                 Statements of Cash Flows for the Nine Months Ended
                      September 30, 1999 and 2000                              6
                 Notes to Financial Statements                                 7

     Item 2.   Management's Plan of Operation                                  8

Part II

     Item 6.   Exhibits and Reports on Form 8-K                               10

     Signatures                                                               10

                                     PART I

Item 1.           Financial Statements

                          BIO-MEDICAL AUTOMATION, INC.
                                 BALANCE SHEETS

                                                             December 31,   September 30,
                                                                 1999           2000
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS
    Cash                                                     $   425,211     $   365,436
                                                             -----------     -----------

        Total Current Assets                                     425,211         365,436

PATENT COSTS                                                      18,724             -
                                                             -----------     -----------

                                                             $   443,935     $   365,436
                                                             ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses                    $    15,393     $     1,537
                                                             -----------     -----------

        Total Current Liabilities                                 15,393           1,537
                                                             -----------     -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value
           Authorized - 1,000,000 shares
           Issued - none                                             -               -
    Common Stock, $.10 par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 707,128 shares (2000)         64,313          70,713
    Capital in excess of par value                             1,312,049       1,353,649
    Stock issued for deferred compensation                           -           (23,000)
    Accumulated (deficit)                                       (947,820)     (1,037,463)
                                                             -----------     -----------

                                                                 428,542         363,889
                                                             -----------     -----------

                                                             $   443,935     $   365,436
                                                             ===========     ===========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Nine Months Ended
                                                 September 30,
                                              1999          2000
REVENUES
    Interest income                        $     -       $   3,760
                                           ---------     ---------
OPERATING EXPENSES
    General and Administrative               126,804        74,679
    Research & Development                     2,302           -
    Write off of patent                          -          18,724
    Interest                                   4,420           -
                                           ---------     ---------
                                             133,526        93,403
                                           ---------     ---------

(LOSS) FROM CONTINUING OPERATIONS           (133,526)      (89,643)
                                           ---------     ---------
DISCONTINUED OPERATIONS
    Income from discontinued operations      684,459           -
                                           ---------     ---------

INCOME (LOSS) BEFORE TAXES                   550,933       (89,643)
                                           ---------     ---------

INCOME TAX EXPENSE                           215,000           -

TAX BENEFIT OF NET OPERATING LOSS
CARRY FORWARDS                              (215,000)          -
                                           ---------     ---------

NET INCOME (LOSS)                          $ 550,933     $ (89,643)
                                           =========     =========

INCOME(LOSS) PER COMMON SHARE - BASIC
    Continuing operations                  $   (0.21)    $   (0.13)
    Discontinued operations                $    1.09           -
                                           ---------     ---------
NET INCOME (LOSS) PER COMMON SHARE         $    0.88     $   (0.13)
                                           =========     =========
INCOME (LOSS) PER COMMON SHARE-DILUTED
     Continuing Operations                 $   (0.21)    $     -
     Discontinued Operations               $    1.06     $     -
                                           ---------     ---------
NET INCOME (LOSS) PER COMMON SHARE         $    0.85     $     -
                                           =========     =========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                     643,128       676,906
                                           =========     =========
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - - DILUTED                650,628       676,906
                                           =========     =========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended
                                          September 30,
                                       1999          2000
REVENUES                             $     -       $     905
                                     ---------     ---------
OPERATING EXPENSES
    General and Administrative          25,707        23,542
    Write off of patent                    -             -
                                     ---------     ---------

                                       (25,707)      (22,637)
                                     ---------     ---------

NET INCOME (LOSS)                    $ (25,707)    $ (22,637)
                                     =========     =========

NET INCOME LOSS PER COMMON SHARE
    Basic and Diluted
    Continuing operations            $   (0.04)    $   (0.03)
                                     ---------     ---------
NET (LOSS) PER COMMON SHARE          $   (0.04)    $   (0.03)
                                     =========     =========


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic and Diluted                  643,128       707,128
                                     =========     =========



                  See accompanying notes to financial statement

                          BIO-MEDICAL AUTOMATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                            1999          2000
CASH FLOWS FROM OPERATNG ACTIVITIES
    Net income (loss)                                                    $ 550,933     $ (89,643)
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities
        Officer compensation paid in common stock                              -          25,000
        Write off of patent costs                                              -          18,724
    Changes in assets and liabilities
        (Increase) in accounts receivable                                   (8,150)          -
        Increase (decrease) in accounts payable and accrued  expenses       69,726       (13,857)

    Discontinued operations:
        Operating cash provided                                            116,103           -
        Depreciation and amortization                                        7,929           -
                                                                         ---------     ---------

    Net Cash Provided (Used) by Operating Activities                       736,541       (59,776)
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for patent costs                                               (3,709)          -
                                                                         ---------     ---------
    Net Cash (Used) in Investing Activities                                 (3,709)          -

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from officer loan                                              40,000           -
    Payments on officer loan                                               (54,830)          -
    Payments of common stock retired                                           (64)
    Payments of director loan                                              (75,000)
    Cash repayments by continuing operations                              (130,000)          -
    Cash repayment by discontinued operations                               (7,133)          -
                                                                         ---------     ---------
    Net Cash (Used) by Financing Activities                               (227,027)          -
                                                                         ---------     ---------

NET INCREASE (DECREASE) IN CASH                                            505,805       (59,776)
CASH, BEGINNING OF PERIODS                                                   8,150       425,212
                                                                         ---------     ---------
CASH, END OF PERIODS                                                     $ 513,955     $ 365,436
                                                                         =========     =========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED September 30, 2000


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

         The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Item 2. Management's Plan Of Operation

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

        As disclosed in prior filings, following the JOT Transaction the Company devoted its efforts to the development of the prototype micro robotic device. The Company has not completed the development of the technology necessary for the completion of the prototype device. It is unlikely that the Company will ever complete the development of micro robotic device. The Company has never derived any revenues from the micro robotic device and there can be no assurance that the Company will ever derive any revenues from this technology. Due to the inability to complete the micro robotic device, the Company determined that as of June 30, 2000 it will no longer pursue sale or development of its micro-robotic device and, accordingly, the capitalized costs related to the patent underlying the device have been written off as of June 30, 2000.

        The Company utilizes a portion of the premises occupied by the President of the Company, as its corporate office and is also provided with administrative services, at no charge to the Company.

Results of Operations
---------------------

        The Company does not have an operating business and did not generate any revenues from operations for the three months ended September 30, 2000 and September 30, 1999. For the three months ended September 30, 2000 the Company generated interest income of $905 and incurred expenses of $23,542 resulting in a net loss of $22,637 compared to a loss of $25,707 for the three months ended September 30, 1999. For the three months ended September 30, 2000 the Company's expenses consisted of general and administrative expenditures totaling $23,542 directed primarily at maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

        For the nine months ended September 30, 2000 the Company earned interest income in the amount of $3,760 and incurred expenses of $93,403 resulting in a net loss of $89,643 compared to net income of $550,993 for the nine months ended September 30, 1999, which consisted primarily of the proceeds of the JOT Transaction.

Liquidity and Capital Resources
-------------------------------

        During three months ended September 30, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter. As of September 30, 2000, the Company had on hand cash in the amount of $365,436.

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

                           PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

               a) Exhibits

               Exhibit 27 -  Financial Data Schedule

               b) The Company did file any current reports on Form 8-K in the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000

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