Form 10KSB40
period 2000-12-31
BIO MEDICAL AUTOMATION INC
filed 2001-03-30
CIK 812152

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .
                               ----------------    ------------------

                         Commission File Number 0-16335

                          BIO-MEDICAL AUTOMATION, INC.
           (Name of Small Business Issuer as Specified in its Charter)

            Colorado                                        84-0922701
      -----------------------                            ------------------
      (State or other juris-                              (IRS Employer
       diction of incorpora-                             Identification No.)
       tion or organization)

            10 South Street, Suite 202, Ridgefield, Connecticut 06877
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code: (203) 894 - 9755

              900 Third Avenue, Suite 201, New York, New York 10022
           -----------------------------------------------------------
                 (Former Address of Principal Executive Offices)

Securities registered under Section 12(g) of the Exchange Act:

                          $0.10 Par Value Common Stock
                   -------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.
                                                                 YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.    [X]

The Issuer's revenues for fiscal year ended December 31, 2000, were $5,559.

The aggregate market value of the Registrant's voting stock held, as of March 21, 2001, by non-affiliates of the Registrant was $374,971.

As of March 21, 2001, Registrant had 707,128 shares of its $0.10 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No X
                                                              ---      ---

                                     PART I

ITEM 1.  BUSINESS.

        Bio-Medical Automation, Inc. was incorporated as a Colorado corporation on October 13, 1983 under the name OZO Diversified Automation, Inc. In March 1999, in connection with the sale of substantially all of the Company's assets the Company changed its name to Bio-Medical Automation, Inc. ("BMA" or the "Company").

        On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc. (the "JOT Transaction"). As a result of the JOT Transaction, the Company's historical business, the depaneling and routing business, is considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations. The Company has previously reported information regarding the JOT Transaction in the Company's Annual Report on Form 10-KSB for year ended December 31, 1999 (the "1999 10-KSB"), which is incorporated herein by reference.

        As disclosed in prior filings, following the JOT Transaction the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company has determined that it will no longer pursue the sale or development of its micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic have been written off by the Company. The Company has never derived any revenues from the micro-robotic device and the Company does not expect that it will ever derive any revenues from this technology.

         On March 25, 2000, Steven N. Bronson, a long time shareholder of the Company, acquired, in a private transaction, 242,494 shares of BMA common stock and options and warrants to purchase an additional 148,750 shares of Common Stock from certain shareholders of the registrant (the "Stock Purchase Agreement"). Following the Stock Purchase Agreement, Mr. Bronson beneficially owned approximately 62.4% of the Company's issued and outstanding shares common stock, thereby giving Mr. Bronson effective control of BMA. Additionally, in connection with the Stock Purchase Agreement, effective March 25, 2000, all of the executive officers and directors of the Company resigned, Mr. Bronson was appointed the President, Secretary and Treasurer of the Company and Steven N. Bronson, Leonard Hagan, and Kenneth S. Schwartz were appointed as directors of the Company. The Company has previously disclosed information regarding the Stock Purchase Agreement and the appointment of executive officers and directors in the Company's 1999 Form 10-KSB, the Schedule 14f-1 filed on March 14, 2000, and the Company's Current Report on Form 8-K, filed on April 6, 2000, all of which are incorporated herein by reference.

         Following the closing of the Stock Purchase Agreement the Company suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. As such, since the closing of the Stock Purchase Agreement, the Company has earned no revenues from operations.

         The Company's management is currently seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

     The Company anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially, among other things, available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principle shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

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

     In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, management's objective will be to obtain long-term capital appreciation for the Company's shareholders. There can be no assurance that the Company will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

Risk Factors Affecting Operating Results and Market Price of Stock
------------------------------------------------------------------

     You should carefully consider the risks described below before making an investment decision concerning the common stock of the Company. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The Company Has Limited Resources

     The Company has limited resources and has had no revenues from operations for the fiscal year ended December 31, 2000 and for the last three (3) quarter of fiscal year ended December 31, 1999. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the sole source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger with a target company (an "Acquisition"). There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on profitable basis. The current revenues of the Company, may not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

The Company Will Need Additional Financing in Order to Execute Its Business Plan

     The Company has had only nominal revenues in the year ended December
31, 2000 and will be entirely dependent upon its limited available financial resources to implement its business plan. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement its business plan, the Company will be required to seek additional financing. In addition, in the event of the consummation of an Acquisition, the Company may require additional financing to fund the operations or growth of the Target.

Additional Financing May Not Be Available to the Company

     There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans for Acquisitions, and would have minimal capital remaining to pursue other Targets. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued existence of BMA. The Company has no arrangements with any bank or financial institution to secure financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

The Company May Not Be Able to Borrow Funds

     While there currently are no limitations on the Company's ability to borrow funds, the limited resources of the Company and limited operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate an Acquisition may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target may have already incurred borrowings and, therefore, the Company will be subjected to all the risks inherent thereto.

Competition for Acquisitions

     The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

The Company May Be Subject to
Uncertainty in the Competitive Environment of a Target

     In the event that the Company succeeds in effecting an Acquisition, the Company will, in all likelihood, become subject to intense competition from competitors of the Target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an Acquisition, the Company will have the resources to compete effectively in the industry of the Target, especially to the extent that the Target is in a high growth industry.

The Company May Pursue an Acquisition With a Target Operating Outside the United
States: Special Additional Risks Relating to Doing Business in a Foreign Country

        The Company may effectuate an Acquisition with a Target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a Target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Steven N. Bronson is Critical to the Future Success of the Company
------------------------------------------------------------------

     Steven N. Bronson is the Chairman, C.E.O. and President of the Company. The ability of the Company to successfully carry out its business plan and to consummate additional Acquisitions will be dependent upon the efforts of Mr. Bronson and the Company's directors. Notwithstanding the significance of Mr. Bronson, the Company has not obtained any "key man" life insurance on his life. The loss of the services of Mr. Bronson could have a material adverse effect on the Company's ability to successfully achieve its business objectives. If additional personnel are required, there can be no assurance that the Company will be able to retain such necessary additional personnel.

Mr. Bronson Has Effective Control of the Company's Affairs

     Mr. Bronson beneficially owns and controls 587,147 shares of common stock of the Company, including options to purchase 177,500 shares of common stock, representing approximately 66.4% of the issued and outstanding shares of common stock and approximately 66.4% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

There Exist Conflicts of Interest
Relating to Mr. Bronson's Time Commitment to the Company

     Mr. Bronson is not required to commit his full time to the affairs of the Company. Mr. Bronson will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of an Acquisition may require a greater period of time than if Mr. Bronson devoted his full time to the Company's affairs. However, Mr. Bronson will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Targets and the negotiation and consummation of Acquisitions and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target or is engaged in active negotiation and consummation of an Acquisition.

There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger

     The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of common stock. As of March 21, 2001 the Company had approximately 707,128 shares of common stock issued and outstanding and approximately 4,292,872 authorized but unissued shares of common stock available for issuance. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

The Company is Authorized to Issue Preferred Stock

         BMA's Articles of Incorporation authorizes the designation and issuance of 1,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Colorado, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change our control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of preferred stock.

The Uncertain Structure of an Acquisition May
Result in Risks Relating to the Market for the Company's Common Stock
---------------------------------------------------------------------

     The Company may form one or more subsidiary entities to effect an Acquisition and may, under certain circumstances, distribute the securities of subsidiaries to the stockholders of the Company. There cannot be any assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade.

The Company Expects to Pay No Cash Dividends

     The Company presently does not expect to pay dividends. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, to implement its business plan, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Indemnification of Officers and Directors

     The Company's Certificate of Incorporation provides for the indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Colorado. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.

Taxation Considerations May Impact the
Structure of an Acquisition and Post-Acquisition Liabilities

     Federal and state tax consequences will, in all likelihood, be major considerations for the Company in consummating an Acquisition. The structure of an Acquisition or the distribution of securities to stockholders may result in taxation of the Company, the Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Acquisition so as to minimize the federal and state tax consequences to both the Company and the Target. Management cannot assure that an Acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

The Company May Be Deemed an Investment
Company and Subjected to Related Restrictions

     The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. The Company believes that its anticipated principal activities, which will involve acquiring control of an operating company, will not subject the Company to regulation under the Investment Company Act. Nevertheless, there can be no assurance that the Company will not be deemed to be an investment company. If the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

You Should Not Rely on Forward-Looking
Statements Because They Are Inherently Uncertain

     This document contains certain forward looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

     We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

ITEM 2. PROPERTIES

        The Company currently utilizes a portion of the premises occupied by the President of the Company, as its corporate office and is also provided with certain administrative services by the President of the Company, at no charge to the Company. BMA's corporate office is located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. Since April 2000, the Company has not paid any rent.

        Prior to the completion of the JOT Transaction, the Company's combined office and production space totaled approximately 9,040 square feet as to which the Company had a monthly rental obligation of approximately $4,300 through the expiration of the lease on February 29, 2000. As a result of the completion of the JOT Transaction, JOT assumed all liabilities under that lease. From the completion of the JOT Transaction until March 31, 2000, the Company subleased one office located in Denver, Colorado, for $400 per month on a month-to-month basis.


ITEM 3. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 2000, or December 31, 1999, or subsequently.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

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

                                    COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period              High Bid ($)          Low Bid ($)
         ------------------              ------------          -----------
              2000
         First Quarter                      1.34375                0.625
         Second Quarter                     1.125                  0.75
         Third Quarter                      1.50                   1.125
         Fourth Quarter                     1.50                   1.00

              1999
         First Quarter                      1.00                   0.50
         Second Quarter                     0.75                   0.5625
         Third Quarter                      0.6875                 0.375
         Fourth Quarter                     0.75                   0.375

       The above quotations were reported by market makers in the stock and by the National Quotation Bureau, LLC. The quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and do not necessarily represent prices at which actual transactions were or could have been effected.

         (b) HOLDERS. As of March 23, 2001, the Company had approximately 665 holders of record of its $0.10 par value common stock.

         (c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future. There are no contractual restrictions on the Company's ability to pay dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As a result of the completion of the JOT Transaction, the Company's historical business, the depaneling and routing business, is considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations. Consequently, this management's discussion and analysis will only discuss the Company's present plan of operations.

         On March 25, 2000, Steven N. Bronson, a long time shareholder of the Company, acquired a controlling interest in the Company, in a private transaction (the "Stock Purchase Agreement"). In connection with the Stock Purchase Agreement, effective March 25, 2000, all of the executive officers and directors of the Company resigned, Mr. Bronson was appointed the President, Secretary and Treasurer of the Company and Steven N. Bronson, Leonard Hagan, and Kenneth S. Schwartz were appointed as directors of the Company.

         Following the closing of the Stock Purchase Agreement the Company suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. As such, since the closing of the Stock Purchase Agreement, the Company has earned no revenues from operations.

         The Company's management is currently seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company may attempt to do so using its working capital or its authorized by unissued shares of common stock instead of cash or debt. Any issuance of common stock or other equity interest in BMA would dilute the ownership percentage of the Company's existing shareholders. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement. There can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

Results of Operations

         During the year ended December 31, 2000 ("Fiscal 00"), the Company earned no revenues from operation and generated interest income of $5,559, compared to no revenues from continuing operations and interest income in the amount of $13,132 for the year ended December 31, 1999 ("Fiscal 99").

         During Fiscal 00, the Company incurred expenses of $113,959, a decrease of $49,925 compared to expenses of $163,884 for Fiscal 99. The decrease was due primarily to the discontinuation BMA's historical operations.

         For Fiscal 00 the Company incurred a net loss of $108,400 compared to reporting net income of $552,437 for Fiscal 99. The net income reported in Fiscal 99 was generated by the JOT Transaction.

Liquidity and Capital Resources

         During Fiscal 00, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 2000, the Company had working capital of $360,741. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

     Consequently, the Company's current financial condition continues to be entirely dependent upon management's ability to successfully arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

ITEM 7.  FINANCIAL STATEMENTS

     See Financial Statements on pages F-1 through F-15.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31,2000. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                          Age     Position
------------------           -----    --------------------
Steven N. Bronson              35     Chairman, Chief Executive Officer and
                                      President
Leonard Hagan                  48     Director
Dr. Kenneth S. Schwartz        45     Director
  .
     Steven N. Bronson has served as a director of the Company since March 25, 2000. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. During the period of 1991 through September 23, 1998, Mr. Bronson was the Co-Founder and President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. In addition, Mr. Bronson is an officer and director of 4net Software, Inc., a publicly traded corporation.

     Leonard Hagan has served as a director of the Company since March 25, 2000. Mr. Hagan is a certified public accountant and for the past eight years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Adelphia Capital LLC, Magna Securities Corp. and Perez & Associates, LLC. Mr. Hagan is also a director of 4net Software, Inc., a publicly traded corporation.

     Dr. Kenneth S. Schwartz has served as a director of the Company since March 25, 2000. Dr. Schwartz has been self-employed as a dentist in New York, New York. Dr. Schwartz received his Bachelor of Sciences from Brooklyn College in 1977 and earned his D.D.S. from New York University College of Dentistry in 1982.

     No director, executive officer, promoter or control person of the Company has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of the Company.

Committees of the Board of Directors

     During fiscal 2000, the Board of Directors held 2 meetings and took action on 2 occasions by unanimous consent of the Board of Directors. In view of the Company's lack of operations, the Board of Directors does not have any Committees. During fiscal 2000, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following form was filed late: Dr. Kenneth Schwartz - Form 3.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table(1)

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position           Fiscal year   Annual Salary       Stock Grants     Option Grants
-------------           -----------   -------------       ------------     -------------
Steven N. Bronson
   CEO and President       2000         $48,000(2)             0                0
                           1999            0                   0                0
                           1998            0                   0                0

David J. Wolinski(2)       2000            0                   0                0
                           1999         $18,000                0                0
                           1998         $48,000             $4,050              0

Alvin L. Katz(3)           2000            0                   0                0
                           1999            0                   0                0
                           1998            0                   0                0

----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

(2) On May 5, 2000, the Board of Directors authorized the issuance of 64,000 shares of BMA common stock (valued at $.75 per share on the date of issuance) to its President, in lieu of the President's annual salary of $48,000, for services rendered to the Company for the period of March 25, 2000 through March 24, 2001.

(3) David J. Wolenski resigned as CEO on November 1, 1999, the salary shown is for the first ten months of the year.

(4) Alvin L. Katz became CEO on November 1, 1999. Mr. Katz was paid no salary during the years ended December 31, 2000 and December 31, 1999. Mr. Katz resigned his position with the Company on March 25, 2000.


         Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

      Long Term Incentive Plan. The Company has no long-term incentive plan.


Compensation of Directors

     In fiscal year 2000, no cash compensation was paid to our directors for their services as directors.

Employment Contracts

     The Company has not entered into any Employment Agreements. However, Steven
N. Bronson the Chairman, CEO and President of the Company receives an annual salary of $48,000 for the period of March 25, 2000 through March 24, 2001. Other than Mr. Bronson, the Company does not have any employees. On May 5, 2000, the Board of Directors authorized the issuance of 64,000 shares of BMA common stock (valued at $.75 per share on the date of issuance) to compensate Mr. Bronson, in lieu of his annual salary of $48,000.

Name                  Title                 Salary/Year           Term
----                  -----                 -----------           ----
Steven N. Bronson     CEO & President         $48,000            1 year

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 23, 2001, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Bio-Medical Automation, Inc., 10 South Street, Suite 202, Ridgefield, Connecticut 06877.

                                                        Number of      Percent
Name and Address                 Company Position      Shares owned    of class
----------------                 ----------------      ------------    --------
Steven N. Bronson                Chairman, CEO          587,147(2)(3)    66.4%
                                 and President

Dr. Kenneth S. Schwartz          Director                17,500(4)        2.5%

Leonard Hagan                    Director                     0             0

All directors and executive officers
as a group (3 persons)                                  604,647          68.4%

--------------
(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2) Includes options and warrants to purchase 177,500 shares of BMA common stock at exercise prices ranging at $.75 per share to $1.25 per share. These options and warrants are set to expire between April 1, 2001 and February 15, 2003.

(3) This amount does not include 30,000 shares of BMA common stock owned by Mr. Bronson's spouse. Mr. Bronson expressly disclaims beneficial ownership of the shares owned by his spouse.

(4) These shares are owned by Dr. Schwartz's spouse, and Dr. Schwartz expressly disclaims beneficial ownership of the shares owned by his spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the fiscal year ended December 31, 2000.

     In June 1998, the Company entered into an investment banking agreement with Catalyst. At the time the Company entered into the agreement with Catalyst, Steven N. Bronson who owned more than 10% of the Company's outstanding stock, was also affiliated with Catalyst. It was the Company's intention to use Catalyst as its primary advisor in its efforts to facilitate its restructuring. Catalyst assigned this contract to CapitaLink in early 1999. Mr. Bronson had no interest in CapitaLink. In connection with sale of substantially all of the Company assets to JOT Automation, Inc. ("JOT"), BMA paid CapitaLink a fee of approximately $40,000 for advisory services. As a result of the completion of the transaction with JOT, the agreement with CapitaLink expired.

     While the Company currently has no agreements with Catalyst, the Company has engaged in discussions with Catalyst to provide consulting and other services relating to the business of the Company and financial advisory services relating to mergers, acquisitions and capital raising for 4networld and its subsidiaries and to assist the Company with strategic business planning. In the event the Company enters into a consulting and/or financial advisory agreement with Catalyst, the Company may pay Catalyst a monthly retainer and/or a transaction fee based on the total value of the merger, acquisition or capital raising which Catalyst directly or indirectly identifies, introduces or negotiates for the Company or its subsidiaries and which is thereafter consummated by the parties.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS:

         Independent Auditors' Report

         Balance Sheet--As of December 31, 2000

         Statements of Operations--Years Ended December 31, 1999, and 2000

         Statements of Stockholders' Equity--Years Ended December 31, 1999, and 2000

         Statements of Cash Flows for the Years Ended December 31, 1999, and 2000

         Notes to Financial Statements

     (b) 8-K REPORTS:

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

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

         10.7     Form of Common Stock Purchase Warrant, 4/1/96.

         10.8     Form of Promissory Note, 7/1/96.

         10.9     Form of 4/1/96 Promissory Note Extension, 10/17/96.

         10.10    Form of Common Stock Purchase Warrant, 10/10/96.

         10.11 Asset Purchase Agreement with JOT incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998

         10.12 Stock Purchase Agreement, between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000.


                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001


                                          BIO-MEDICAL AUTOMATION, INC.,
                                          a Colorado corporation


                                     By:  /s/ Steven N. Bronson
                                          ----------------------------
                                          Steven N. Bronson, CEO and President
                                          Principle Executive Officer as
                                          Registrant's duly authorized officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Steven N. Bronson                     /s/ Kenneth Schwartz
---------------------------------         ----------------------------------
Steven N. Bronson                         Kenneth Schwartz
President, Chief Executive                Director
Officer and Chairman                      March 29, 2001
of the Board of Directors
Principal Executive Officer
March 29, 2001



/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 29, 2001

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


                                                               PAGE

Independent Auditor's Report                                   F - 2

Balance Sheet
       December 31, 2000                                       F - 3

Statements of Operations
       Years Ended December 31, 1999 and 2000                  F - 4

Statements of Stockholders' Equity
       Years Ended December 31, 1999 and 2000                  F - 5

Statements of Cash Flows
       Years Ended December 31, 1999 and 2000         F - 6 -- F - 7

Notes to Financial Statements                         F - 8 -- F - 15

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders BIO-MEDICAL AUTOMATION, INC.


We have audited the accompanying balance sheet of Bio-Medical Automation, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Medical Automation, Inc. as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed Note 2, the Company sold substantively all of the assets and related operations of its operating segment in 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.



                              Wheeler Wasoff, P.C.

Denver, Colorado
March 6, 2001

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSET
    Cash                                                                           $   360,741
                                                                                   -----------

                                                                                   $   360,741
                                                                                   ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $     3,599
                                                                                   -----------

       Total Current Liabilities                                                         3,599
                                                                                   -----------


STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par value; authorized - 1,000,000 shares Issued - none
   Common stock - $.10 par value; authorized - 5,000,000 shares
         Issued and outstanding - 707,128 shares                                        70,713
   Capital in excess of par value                                                    1,353,649
   Stock issued for deferred compensation                                              (11,000)
   Accumulated (deficit)                                                              (947,820)
   (Deficit) accumulated during the development stage                                 (108,400)
                                                                                   -----------

                                                                                       357,142

                                                                                   $   360,741
                                                                                   ===========

The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                         1999         2000

REVENUE
    Interest income                                   $  13,132    $   5,559
                                                      ---------    ---------

OPERATING EXPENSES
    General and administrative                          150,217       95,235
    Research and development                              9,653           --
    Interest                                              4,014           --
    Write off of patent                                      --       18,724
                                                      ---------    ---------

                                                        163,884      113,959
                                                      ---------    ---------

(LOSS) FROM CONTINUING OPERATIONS                      (150,752)    (108,400)
                                                      ---------    ---------

DISCONTINUED OPERATIONS
    Income from discontinued operations                  33,039           --
    Gain on sale of discontinued segment                640,150           --
                                                      ---------    ---------
                                                        673,189           --
    Income tax expense                                 (200,000)          --
    Tax benefit of net operating loss carry forward     200,000           --
                                                      ---------    ---------

NET INCOME FROM DISCONTINUED OPERATIONS                 673,189           --
                                                      ---------    ---------
NET INCOME (LOSS)                                     $ 522,437    $(108,400)
                                                      =========    =========

(LOSS) INCOME PER COMMON SHARE -
BASIC AND DILUTED
    Continuing operations                             $    (.23)   $    (.16)
    Discontinued operations                                1.04           --
                                                      ---------    ---------

NET INCOME (LOSS) PER COMMON SHARE                    $     .81    $    (.16)
                                                      =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING
    Basic                                               643,133      684,461
                                                      =========    =========

    Diluted                                             644,132      684,461
                                                      =========    =========

The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 199 AND 2000

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                       Common Stock                                                       During
                                                                          Capital in Excess   Deferred    Accumulated   Development
                                                   Shares       Amount       of Par Value   Compensation    Deficit        Stage
                                                 -----------  -----------    -----------    ------------  -----------   -----------
Balance, January 1, 1999                             643,160  $    64,316    $ 1,312,110    $        --   $(1,470,257)  $        --
Repurchase of common stock                               (32)          (3)           (61)            --
Net Income                                                --           --             --             --       522,437            --
                                                 -----------  -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1999                           643,128       64,313      1,312,049             --      (947,820)           --
Issuance of common stock to officer for deferred
compensation, valued at $.75 per share                64,000        6,400         41,600        (48,000)           --            --
Deferred compensation earned                              --           --             --         37,000            --            --
Net (Loss)                                                --           --             --             --      (108,400)           --
                                                 -----------  -----------    -----------    -----------   -----------   -----------
Balance, December 31, 2000                           707,128  $    70,713    $ 1,353,649    $   (11,000)  $  (947,820)  $  (108,400)
                                                 ===========  ===========    ===========    ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                             1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                      $ 522,437    $(108,400)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities
    Stock issuance for salary                                     --       37,000
    Write-off of patent                                           --       18,724
    Changes in assets and liabilities
       Increase in accounts payable and accrued expenses       3,807      (11,794)
    Discontinued Operations
       Operating cash (used)                                 (50,267)          --
       Gain on sale of discontinued segment                 (640,150)          --
       Depreciation & amortization                             7,929           --
                                                           ---------    ---------

    Net cash provided (used) by operating activities        (156,244)     (64,470)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for patent costs                                 (6,190)          --
    Net proceeds from sale of discontinued operations        802,673           --
                                                           ---------    ---------

    Net cash (used) provided by investing activities         796,483           --
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from officer loans                               40,000           --
    Payment of officer loans                                (129,830)          --
    Repayment of notes payable                              (130,000)          --
    Proceeds from short-term borrowings                       29,000           --
    Cash paid for common stock                                   (64)          --
    Debt repayments by discontinued operations               (32,284)          --
                                                           ---------    ---------

    Net cash (used) by financing activities                 (223,178)          --
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH                              417,061      (64,470)

CASH, BEGINNING OF YEAR                                        8,150      425,211
                                                           ---------    ---------

CASH, END OF YEAR                                          $ 425,211    $ 360,741
                                                           =========    =========

The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 2000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company paid cash for interest on short and long-term debt of $9,705 and $0 during the years ended December 31, 1999 and 2000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2000 the Company issued 64,000 shares of common stock, valued at $48,000, to its President as salary for the period March 2000 to March 2001.









The accompanying notes are an integral part of the financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

         Subsequent to the sale to JOT, the Company's sole continuing operation was the continuation of research and development activities on a prototype micro-robotic device to manipulate organ tissues on an extremely small scale. The Company had filed for a patent application for the device. As of December 31, 1999 the Company's research and development activities for the device were suspended, pending assessment of the economic benefit of continuing research and development activities or sale of the patent, as well as assessment of other corporate opportunities. In June 2000 the Company determined not to pursue further development or sale of the proto-type device and has written-off the associated patent costs.

         Commencing January 1, 2000 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards
         (SFAS) No.7, as it has no principal operations nor revenue from any source.

         RESEARCH AND DEVELOPMENT

         Expenditures for the research and development of new products were charged to operations as they are incurred.

         INCOME TAXES

         The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of warrants and options. There is no difference in the calculation of basic and diluted income per share for 1999. Convertible equity instruments are not considered in the calculation of loss per share for 2000, as their inclusion would be antidilutive.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the company has cash in banks in excess of federally insured amounts. At December 31, 2000 there were no cash equivalents.

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

         PATENT COSTS

         The Company had applied for a patent from the U.S. Patent Office for a micro-robotic device under development. The costs associated with obtaining this patent were capitalized and were to be amortized over the life of the patent of seventeen years upon issuance of the patent.

         The patent was the Company's sole asset of continuing operations. In 1999 the Company incurred research and development costs associated with development of the micro-robotic device underlying the patent and has, as of December 31, 1999, continued to assess the economic benefit of continuing research and development activities or sale of the patent.

         In February 2000 the Company entered into an agreement with a shareholder which resulted in a change in control of the Company. The agreement specified that the Company owns certain intellectual property consisting of the patent application and a related Technology License Agreement. In June 2000 the Company decided not pursue further research and development or sale of the patent and has written-off the capitalized costs.

         The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 has not had an impact on the Company's financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. At December 31, 2000 cash in excess of federally insured amounts was approximately $260,000.

         NEW TECHNICAL PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS No. 138- "Accounting for Certain Derivative Instruments and Certain Hedging Authorities" effective for fiscal year beginning after June 15, 2000, and SFAS No. 139- "Rescission of SFAS No. 53," Adoption of SFAS No. 138 is not expected to have an impact on the Company's financial statements, and SFAS No. 139 is not applicable to the Company.

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

         Depreciation expense and amortization of assets under capital lease of discontinued operations was $7,929 for the year ended December 31, 1999.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since reentering the development stage effective January 1, 2000 of $108,400. As discussed in Notes 1 and 3 the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2000 the Company has no principal operations or revenue producing activities. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity or acquire revenue producing activities.

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

         The operating results of the segment sold have been reported separately as discontinued operations in the accompanying 1999 statement of operations and consists of the following:

         Net sales                                              $ 525,465
         Cost of sales                                            323,509
                                                                ---------

         Gross profit                                             201,956
                                                                ---------

         Operating expenses
             General and administrative                            72,810
             Marketing and sales                                   75,615
             Research and development                              18,120
                                                                ---------

                                                                  166,545
         Other (expense) income
             Interest expense                                      (2,372)
                                                                ---------

         Income from discontinued operations                    $ 33,039
                                                                ========

         Gain on sale of discontinued segment                   $ 640,150
                                                                =========

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

         At December 31, 1998 the Company did not record any estimate for loss in disposition of assets or any costs associated with the sale, as the sale to JOT resulted in a gain to the Company which was realized in 1999.

         In 1999 the reporting segment sold to JOT comprised all revenues generated by the Company. Revenues of $255,814 from sales of systems in 1999 were exclusively in the United States.

NOTE 4 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         In 1999 the Company repurchased 32 shares of common stock from a shareholder for $64 ($2.00 per share).

         In 2000 the Company issued 64,000 shares of common stock, valued at $48,000 ($.75 per share) to its President as compensation for services to be rendered to the Company for a one year period commencing March 25, 2000. At December 31, 2000 deferred compensation related to the unearned portion of the shares issued was $11,000.

         WARRANTS

         At December 31, 2000 the Company had warrants outstanding to purchase shares of the Company's common stock as follows:

         o 100,000 shares at $1.00 per share, expiring April 1, 2001; issued in 1996 in conjunction with short-term borrowings.

         o 15,000 shares at $.75 per share, expiring October 1, 2001; issued in conjunction with granting an extension on the due date of short-term borrowings.

         The weighted average exercise price of warrants outstanding at December 31, 2000 was $.97 per share.

         OPTIONS

         The status of outstanding options granted by the Company is as follows:

                                                                 No.         Weighted Avg
                                                                 of         Exercise Price
                                                               Shares
           Options Outstanding - January 1, 1999              145,000           $  1.15
                                    (132,500 exercisable)                       =======
           Granted in 1999                                          -
                                                              -------
           Options Outstanding - December 31, 1999            145,000           $  1.15
                                    (145,000 exercisable)                       =======
           Granted in 2000                                          -
                                                              -------
           Options Outstanding - December 31, 2000            145,000           $  1.15
                                     (145,000) excisable)     =======           =======

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS.


NOTE 4 - STOCKHOLDERS' EQUITY(CONTINUED)

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for stock options issued in 1998, and vested in 1999, been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and income per share for 1999 would have been as follows on a pro forma basis:


         Net income applicable to common stockholders - as reported    $ 522,437
                                                                       ---------
         Net income applicable to common stockholders -  proforma      $ 517,905
                                                                       ---------
         Income per share basic and diluted - as reported              $     .81
                                                                       ---------
         Income per share basic and diluted - proforma                 $     .80
                                                                       ---------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 15.83%; discount rate of 6.0%; and expected life of 5 years. No options were exercised or forfeited during 1999 or 2000.

         At December 31, 2000 the number of options exercisable was 145,000, the weighted average exercise price of these options was $1.15, the weighted average remaining contractual life of the options was 1.6 years and the exercise price was $1.13 to $1.25 per share.

NOTE 5 - INCOME TAXES

         At December 31, 2000, the Company has net operating loss carryforwards totaling approximately $1,085,000 that may be offset against future taxable income through 2020 and research and development credits of approximately $69,000 through 2013. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $209,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit of the loss carry forward, $21,000 is applicable to 2000.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes, primarily from using different methods of reporting depreciation costs and warranty and vacation accruals, are not considered significant by management of the Company.

         There is no current or deferred tax expense for the years ended December 31, 1999 and 2000. The Company, in 1999, utilized net operating loss carryforwards to offset taxable income, and, in 2000 had no taxable income. The benefits of timing differences have not previously been recorded.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (CONTINUED)

         A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 1999 is as follows:

         Statutory federal income tax rate                     31%
         Increase (decrease) in taxes resulting from:
         State tax, net of federal benefit                      3
         Utilization of net operating loss carryforwards      (34)
                                                             ----
         Effective Rate                                         -%
                                                             ====

NOTE 6 - RELATED PARTY TRANSACTIONS

         In May 2000 the Board of Directors authorized the issuance of 64,000 shares of common stock (valued at $.75 per share) to the President of the Company in leiu of a salary of $48,000. At December 31, 2000 the President had earned $37,000, and the balance of $11,000 is recorded as deferred compensation.

         In 2000 the Company paid its former President/ Director and its former Chief Financial Officer $11,919 for services provided to the Company prior to the change in control in March 2000.

         In 1999 the former President of the Company made advances to the Company of an aggregate $40,000. At completion of the sale to JOT the former President and a director of the Company were repaid an aggregate $129,380 of loans made to the company and $4,688 for interest due.

         In 1999 the Company paid its former President/Director and its former Chief Financial Officer an aggregate $46,000 for services provided to the Company subsequent to the sale to JOT in March 1999.

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

         In 1999 the Company had one reportable segment from continuing operations, research and development of a micro-robotic device. The Company had not earned any revenue from its research and development activities. At December 31, 1999 assets of $18,724 are attributable to this segment.

         The Company has no reportable segments at December 31, 2000.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - NET INCOME PER SHARE

         The following represents a reconciliation from basic income per share to diluted income per share for 1999:

         Determination of shares
           Weighted average common shares outstanding               643,133
           Assumed conversion of stock options                          999
                                                                 ----------
           Diluted shares outstanding                               644,132
                                                                 ==========

         Basic income per common share                           $      .83
                                                                 ==========
         Diluted income per common share                         $      .83
                                                                 ==========

NOTES 9 - COMPREHENSIVE INCOME

         There are no adjustments necessary to net income (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".