Form 10QSB
period 2001-03-31
BIO MEDICAL AUTOMATION INC
filed 2001-05-15
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2001.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from              to
                                      ------------    ------------

       Commission file number  ---  0-16335

                          Bio-Medical Automation, Inc.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter.)

                Colorado                                       84-0922701
      ----------------------------                         -------------------
      (State or other jurisdiction                            (IRS Employer
            of incorporation)                              Identification No.)


            10 South Street, Suite 202, Ridgefield, Connecticut 06877
            ---------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (203) 894-9755
                                 --------------
                (Issuer's telephone number, including area code)

                 900 Third Avenue, Suite 201, New York, NY 10022
                 -----------------------------------------------
                                (Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No
    ---             ---

As of May 10, 2001 the Registrant had outstanding 795,528 shares of common stock, par value $.10.

Transitional Small Business Disclosure Format (check one):
Yes              No  X
    ---             ---

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB
                                 MARCH 31, 2001




                                Table of Contents
                                -----------------


Part I.       Financial Information                                         Page

         Item 1.    Financial Statements                                       3

                        Balance Sheets as of December 31, 2000 and
                            March 31, 2001                                     3

                        Statements of Operations for the Three Months Ended
                            March 31, 2000 and 2001 Cumulative Amounts from January 1, 2000 through March 31, 2001
                            (unaudited)                                        4

                         Statements of Cash Flows for the Three Months Ended
                            March 31, 2000 and 2001 and Cumulative Amounts
                            from January 1, 2000 through March 31, 2001
                            (unaudited)                                        5

                         Notes to Financial Statements                         6

         Item 2.    Management's Plan of Operation                           7-9

Part II.      Other Information                                                9

         Item 2.    Changes in Securities                                      9

         Item 5.    Other Information                                          9

         Item 6.    Exhibits and Reports on Form 8-K                          10

         Signatures                                                           10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                           December 31,  March 31, 2001
                                                                               2000        (Unaudited)
                                             ASSETS

CURRENT ASSETS
    Cash                                                                   $   360,741    $   356,538
                                                                           -----------    -----------

        Total Current Assets                                                   360,741        406,538

         Note receivable - related                                                  --         50,000
                                                                           -----------    -----------

                                                                           $   360,741    $   406,538
                                                                           ===========    ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $     3,599    $     9,676
                                                                           -----------    -----------

        Total Current Liabilities                                                3,599          9,676
                                                                           -----------    -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 707,128 shares (2000) 795,523 (2001)        70,713         79,553
    Capital in excess of par value                                           1,353,649      1,442,809
    Stock issued for deferred compensation                                     (11,000)       (47,000)
    Accumulated (deficit)                                                     (947,820)      (947,820)
    (Deficit) accumulated during the development stage                        (108,400)      (130,680)
                                                                           -----------    -----------

                                                                               357,142        396,862
                                                                           -----------    -----------

                                                                           $   360,741    $   406,538
                                                                           ===========    ===========

                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                Cumulative
                                                Three Months Ended             Amounts from
                                                     March 31,              January 01, 2000 to
                                             2000                2001          March 31, 2001
REVENUES                                   $   2,855          $   1,750          $   7,309
                                           ---------          ---------          ---------
      Interest income

OPERATING EXPENSES
    General and Administrative                34,038             24,030            119,265
      Patent write-off                            --                 --             18,724
                                           ---------          ---------          ---------
                                              34,038             24,030            137,989
                                           ---------          ---------          ---------


NET INCOME (LOSS)                          $ (31,183)         $ (22,280)         $(130,680)
                                           =========          =========          =========

NET INCOME (LOSS) PER COMMON SHARE         $   (0.05)         $   (0.03)         $    (.19)
                                           =========          =========          =========
    Basic and Diluted



WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                        643,128            707,783            689,126
                                           =========          =========          =========

                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative
                                                                            Three Months Ended            Amounts from
                                                                                 March 31,            January 01, 2000 to
                                                                          2000               2001        March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITES
        Net income (loss)                                             $ (31,183)         $ (22,280)         $(130,680)
        Adjustment to reconcile net income (loss) to net cash
            provided (used) by operating activities
             Stock issuance for salary                                       --             12,000             49,000
             Write-off of patent                                             --                 --             18,724
         Changes in assets and liabilities

        (Decrease) increase in accounts payable and accrued
            expenses                                                    (12,215)             6,077           (105,718)
                                                                      ---------          ---------          ---------

Net Cash Provided (Used) by Operating Activities                        (43,398)            (4,203)          (168,674)
                                                                      ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        Net Cash (Used) in Investing Activities                              --                 --                 --
                                                                      ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES

        Net Cash (Used) by Financing Activities                              --                 --                 --
                                                                      ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                                         (43,398)            (4,203)          (168,674)

CASH, BEGINNING OF PERIODS                                              425,212            360,741            425,212
                                                                      ---------          ---------          ---------

CASH, END OF PERIODS                                                  $ 381,814          $ 356,538          $ 356,538
                                                                      =========          =========          =========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001


         The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 1. COMMON STOCK

         The Company issued 38,400 shares of common stock (valued at $ 1.25 per share) to its President for services to be rendered to the Company for the period of March 25, 2001 through March 24, 2002. Compensation expense to the Company is recorded as the shares are earned. Unearned shares are shown in the accompanying financial statement as stock issued for deferred compensation. In March 2001, the Company's President exercised an option to acquire 50,000 shares of the Company's common stock at $1.00 per share by entering into a promissory note in the amount of $50,000 due March 30, 2003 with interest of 6% payable semi-annually.

Item 2.  Management Discussion and Analysis and Plan of Operations

         The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10-KSB for the year ended December 31, 2000.

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

         Currently, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three months ended March 31, 2001 and the year ended December 31, 2001, the Company has earned no revenues from operations.

         The Company's management is seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

Results of Operations
---------------------

         For the three months ended March 31, 2001, the Company has not earned any revenues, except for interest income of $1,750. For the same period the Company incurred general and administrative expenses of $24,030 resulting in a net loss from operations equal to $22,280. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

         During three months ended March 31, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of March 31, 2001, the Company had on hand cash in the amount of $356,538.

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

         Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Form 10-KSB for the year ended December 31, 2000.


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     On March 30, 2001, the Board of Directors of the Company determined, with Steven N. Bronson abstaining from the vote, to compensate Steven N. Bronson for his services as the Company's President, with unregistered shares of the Company's common stock equal in value to forty eight thousand dollars ($48,000) based on the market value of the Company's common stock on March 30, 2001. The Company issued Mr. Bronson 38,400 shares of the Company's unregistered common stock in lieu of Mr. Bronson's annual salary of forty eight thousand dollars ($48,000) for the period March 25, 2001 through March 24, 2002.

     On March 30, 2001, Steven N. Bronson exercised warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $1.00 per share. The Board of Directors of the Company determined, with Steven N. Bronson abstaining from the vote, to loan Mr. Bronson the fifty thousand dollars ($50,000) to exercise his warrants. The loan accrues interest at the rate of six percent (6%) per year, which interest is payable semi-annually. The principal of the loan is payable in full on March 30, 2003.

Item 5.  Other Information

     On March 24, 2001, the Company entered into Employment Agreement with Steven N. Bronson, the President of the Company. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year        Term
-----------------------------------------------------------------

Steven N. Bronson     CEO & President     $48,000         1 year

     A copy of Mr. Bronson's Employment Agreement is attached as an Exhibit hereto and is expressly incorporated by reference. On March 30, 2001, the Company issued Mr. Bronson 38,400 shares of common stock in lieu of his annual salary of forty-eight thousand dollars ($48,000).

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             Exhibit 10.13 - Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001.

         b) The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BIO-MEDICAL AUTOMATION, INC.


                                     By: /s/ Steven N. Bronson
                                         ------------------------------------
                                         Steven N. Bronson, President
                                         (Principle Executive Officer),
                                         as Registrant's duly authorized officer



Dated:  May 11, 2000