Form 10QSB
period 2001-06-30
BIO MEDICAL AUTOMATION INC
filed 2001-08-14
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2001.

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

As of August 10, 2001 the Registrant had outstanding 795,528 shares of common stock, par value $.10.

Transitional Small Business Disclosure Format (check one):
Yes              No  X
    ---             ---

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB
                                 MARCH 31, 2001




                                Table of Contents
                                -----------------



Part I.     Financial Information                                           Page

     Item 1.     Financial Statements

                 Balance Sheets as of June 30, 2001 and
                      December 31, 2000 (unaudited)                            3

                 Statements of Operations for the Six
                      Months Ended June 30, 2001 and
                      2000 and Cumulative Amounts from
                           January 1, 2000 through June 30, 2001 (unaudited)   4

                 Statements of Operations for the Three Months Ended
                      June 30, 2001 and 2000 (unaudited)                       5

                 Statements of Cash Flows for the Six
                      Months Ended June 30, 2001 and
                      2000 and Cumulative Amounts from
                           January 1, 2000 through June 30, 2001 (unaudited)   6

                 Notes to Financial Statements                                 7

     Item 2.     Management's Plan of Operation                                8

Part II.

     Item 6.     Exhibits and Reports on Form 8-K                             10

     Signatures                                                               10

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                   June 30,      December 31,
                                                                               2001 (Unaudited)      2000
CURRENT ASSETS
    Cash                                                                         $   346,223     $   360,741
                                                                                 -----------     -----------

        Total Current Assets                                                         346,223         360,741
                                                                                 -----------     -----------

OTHER ASSETS
    Note receivable - related                                                         50,000              --
    Interest receivable- related                                                         756              --
                                                                                 -----------     -----------

                                                                                      50,756              --
                                                                                 -----------     -----------


                                                                                 $   396,979     $   360,741
                                                                                 ===========     ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                        $     6,238     $     3,599
                                                                                 -----------     -----------

        Total Current Liabilities                                                      6,238           3,599
                                                                                 -----------     -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
       Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
       Issued and outstanding - 795,528 (2001) and 707,128 shares (2000)              79,553          70,713
    Capital in excess of par value                                                 1,442,809       1,353,649
    Stock issued for deferred compensation                                           (35,000)        (11,000)
    Accumulated (deficit)                                                           (947,820)       (947,820)
    (Deficit) accumulated during the development stage                              (148,801)       (108,400)
                                                                                 -----------     -----------

                                                                                     390,741         357,142
                                                                                 -----------     -----------

                                                                                 $   396,979     $   360,741
                                                                                 ===========     ===========

                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Cumulative
                                                             Amounts from
                                       Six Months Ended    January 01, 2000
                                            June 30,              to
                                      2001          2000     June 30, 2001

REVENUES
      Interest income              $   4,234     $   2,855     $   9,793
                                   ---------     ---------     ---------

OPERATING EXPENSES
    General and Administrative        44,635        51,137       139,870
      Write-off of patent                 --        18,724        18,724
                                   ---------     ---------     ---------

                                      44,635        69,861       158,594
                                   ---------     ---------     ---------


NET (LOSS)                         $ (40,401)    $ (67,006)    $(148,801)
                                   =========     =========     =========

NET (LOSS) PER COMMON SHARE
    Basic and Diluted
                                   $   (0.05)    $   (0.10)    $    (.21)
                                   =========     =========     =========



WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                752,801       661,795       707,639
                                   =========     =========     =========




                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended
                                                June 30,
                                           2001          2000

REVENUES
          Interest Income               $   2,484     $      --
                                        ---------     ---------

OPERATING EXPENSES
          General and Administrative       20,605        17,100
          Write-off of patent                  --        18,724
                                        ---------     ---------

                                           20,605        35,824
                                        ---------     ---------

NET (LOSS)                              $ (18,121)    $ (35,824)
                                        =========     =========

NET (LOSS) PER COMMON SHARE
          Basic and Diluted
                                        $   (0.02)    $   (0.05)
                                        =========     =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Diluted               795,528       680,461
                                        =========     =========





                 See accompanying notes to financial statements

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Cumulative
                                                                Six Months Ended     Amounts from
                                                                    June 30,      January 01, 2000 to
                                                               2001          2000    June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITES
         Net (loss)                                        $ (40,401)    $ (67,006)    $(148,801)
         Adjustment to reconcile net (loss) to net cash
            (used) by operating activities
            Stock issuance for salary                         24,000        13,000        61,000
            Write-off of patent                                   --        18,724        18,724
         Changes in assets and liabilities
            (Increase) in interest receivable                   (756)           --          (756)
            (Decrease) increase in accounts payable and
                  accrued expenses                             2,639        (7,987)       (9,156)
                                                           ---------     ---------     ---------

        Net Cash (Used) by Operating Activities              (14,518)      (43,269)      (78,989)
                                                           ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        Net Cash (Used) in Investing Activities                   --            --            --
                                                           ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES


        Net Cash (Used) by Financing Activities                   --            --            --
                                                           ---------     ---------     ---------

NET (DECREASE) IN CASH                                       (14,518)      (43,269)      (78,989)

CASH, BEGINNING OF PERIODS                                   360,741       425,212       425,212
                                                           ---------     ---------     ---------

CASH, END OF PERIODS                                       $ 346,223     $ 381,943     $ 346,223
                                                           =========     =========     =========


                 See accompanying notes to financial statements.

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

         The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 1. COMMON STOCK

In March 2001, the Company issued 38,400 shares of common stock (valued at $
1.25 per share) to its President for services to be rendered to the Company for the period of March 25, 2001 through March 24, 2002. Compensation expense to the Company is recorded as the shares are earned. Unearned shares are shown in the accompanying financial statement as stock issued for deferred compensation. Additionally, the company loaned the president $50,000 at 6.0%, due March 30, 2003 to exercise warrants to purchase 50,000 shares of the Company's common stock.

Item 2.  Management's Plan of Operation

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the information contained in the Company's Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.

Disclosure Regarding Forward Looking Statements
-----------------------------------------------

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

     Bio-Medical Automation, Inc. was incorporated as a Colorado corporation on October 13, 1983 under the name OZO Diversified Automation, Inc. On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc. (the "JOT Transaction"). In connection with the JOT Transaction the Company changed its name to Bio-Medical Automation, Inc. ("BMA" or the "Company").

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

     Currently, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the six months ended June 30, 2001 and the year ended December 31, 2000, the Company has earned no revenues from operations.

     The Company's plan of operation is to seek to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

     The Company anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous companies seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principle shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

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

     In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, management's objective will be to obtain long-term capital appreciation for the Company's shareholders. However, there can be no assurance that the Company will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

     The Company may need additional funds in order to complete a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there can be no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there can be no assurance that the Company will be able to complete a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

Results of Operations
---------------------

     For the three months ended June 30, 2001, the Company has not earned any revenues, except for interest income of $2,484. For the same period the Company incurred general and administrative expenses of $20,605 resulting in a net loss from operations equal to $18,121. General and administrative expenditures have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission and seeking a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

Liquidity and Capital Resources
-------------------------------

     During three months ended June 30, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of June 30, 2001, the Company had on hand cash in the amount of $346,223.

     Management believes that the Company's future financial condition will be subject to its ability to arrange for a merger, acquisition or a business combination with an operating business on favorable terms that will result in profitability. There can be no assurance that the Company will be able to do so or, if it is able to do so, that the transaction will be on favorable terms not resulting in an unreasonable amount of dilution to the Company's existing shareholders.

     The Company may need additional funds in order to complete a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to successfully complete a merger, acquisition or other arrangement by and between the Company and a viable operating entity.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             None.

         b) The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BIO-MEDICAL AUTOMATION, INC.


                                 By: /s/ Steven N. Bronson
                                     ----------------------------------------
                                     Steven N. Bronson, President
                                     (Principle Executive Officer,
                                     as Registrant's duly authorized officer)



Dated:  August 13, 2001