Form 10QSB
period 2001-09-30
BIO MEDICAL AUTOMATION INC
filed 2001-11-14
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 2001.

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
Yes    X          No
   ----------       -----------

As of November 12, 2001 the Registrant had outstanding 803,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes               No     X
   ----------       -----------

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001



                                Table of Contents
                                -----------------



Part I.  Financial Information                                           Page
         Item 1.  Financial Statements
                  Balance Sheets as of September 30, 2001 and
                           December 31, 2000 (unaudited)                    3
                  Statements of Operations for the Nine Months Ended
                           September 30, 2001 and 2000 and
                           Cumulative Amounts from January
                           1, 2000 through September 30,
                           2001 (unaudited)                                 4
                  Statements of Operations for the Three Months Ended
                           September 30, 2001 and 2000 (unaudited)          5
                  Statements of Cash Flows for the Nine Months Ended
                           September 30, 2001 and 2000 and
                           Cumulative Amounts from January
                           1, 2000 through September 30,
                           2001 (unaudited)                                 6

                  Notes to Financial Statements                             7

         Item 2.  Management's Plan of Operation                            8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         10

         Signatures                                                        10

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                September 30,  December 31,
                                                                              2001 (Unaudited)     2000
CURRENT ASSETS
    Cash                                                                        $   341,991    $   360,741
                                                                                -----------    -----------

        Total Current Assets                                                        341,991        360,741
                                                                                -----------    -----------

OTHER ASSETS
    Note receivable - related                                                        50,000             --
    Interest receivable- related                                                      1,512             --
                                                                                -----------    -----------

                                                                                     51,512             --
                                                                                -----------    -----------

                                                                                $   393,503    $   360,741
                                                                                ===========    ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                       $     2,500    $     3,599
                                                                                -----------    -----------

        Total Current Liabilities                                                     2,500          3,599
                                                                                -----------    -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
       Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
       Issued and outstanding - 795,528 (2001) and 707,128 shares (2000)             79,553         70,713
    Capital in excess of par value                                                1,442,809      1,353,649
    Stock issued for deferred compensation                                          (23,000)       (11,000)
    Accumulated (deficit)                                                          (947,820)      (947,820)
    (Deficit) accumulated during the development stage                             (160,539)      (108,400)
                                                                                -----------    -----------

                                                                                    391,003        357,142
                                                                                -----------    -----------

                                                                                $   393,503    $   360,741
                                                                                ===========    ===========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Cumulative
                                     Nine Months Ended       Amounts from
                                       September 30,       January 01, 2000
                                     2001         2000   to September 30, 2001

REVENUES                          $   6,575    $   3,760      $  12,134
                                  ---------    ---------      ---------
      Interest income

OPERATING EXPENSES
    General and Administrative       58,714       74,679        153,949
      Write-off of patent                --       18,724         18,724
                                  ---------    ---------      ---------

                                     58,714       93,403        172,673
                                  ---------    ---------      ---------


NET (LOSS)                        $ (52,139)   $ (89,643)     $(160,539)
                                  =========    =========      =========

NET (LOSS) PER COMMON SHARE
    Basic and Diluted
                                  $   (0.07)   $   (0.13)     $    (.22)
                                  =========    =========      =========



WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted               767,044      676,906        720,195
                                  =========    =========      =========


                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended
                                                   September 30,
                                               2001              2000
REVENUES                                    $   2,341         $     905
                                            ---------         ---------
          Interest Income

OPERATING EXPENSES
          General and Administrative           14,079            23,542
                                            ---------         ---------


NET (LOSS)                                  $ (11,738)        $ (22,637)
                                            =========         =========

NET (LOSS) PER COMMON SHARE
          Basic and Diluted
                                            $   (0.01)        $   (0.03)
                                            =========         =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Diluted                   795,528           707,128
                                            =========         =========


                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Cumulative
                                                                    Nine Months Ended           Amounts from
                                                                       September 30,         January 01, 2000 to
                                                                  2001              2000     September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITES
         Net (loss)                                            $ (52,139)        $ (89,643)        $(160,539)
         Adjustment to reconcile net (loss) to net cash
            (used) by operating activities
            Stock issuance for salary                             36,000            25,000            73,000
            Write-off of patent                                       --            18,724            18,724
         Changes in assets and liabilities
            (Increase) in interest receivable                     (1,512)               --            (1,512)
            (Decrease) increase in accounts payable and
                  accrued expenses                                (1,099)          (13,857)          (12,894)
                                                               ---------         ---------         ---------

        Net Cash (Used) by Operating Activities                  (18,750)          (59,776)          (83,221)
                                                               ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        Net Cash (Used) in Investing Activities                       --                --                --
                                                               ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES


        Net Cash (Used) by Financing Activities                       --                --                --
                                                               ---------         ---------         ---------

NET (DECREASE) IN CASH                                           (18,750)          (59,776)          (83,221)

CASH, BEGINNING OF PERIODS                                       360,741           425,212           425,212
                                                               ---------         ---------         ---------

CASH, END OF PERIODS                                           $ 341,991         $ 365,436         $ 341,991
                                                               =========         =========         =========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


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

     The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 1. COMMON STOCK

     In March 2001, the Company issued 38,400 shares of common stock (valued at $ 1.25 per share) to its President for services to be rendered to the Company for the period of March 25, 2001 through March 24, 2002. Compensation expense to the Company is recorded as the shares are earned. Unearned shares are shown in the accompanying financial statement as stock issued for deferred compensation. Additionally, the company loaned the president $50,000 at 6.0%, due March 30, 2003 to exercise warrants to purchase 50,000 shares of the Company's common stock at $1.00 per share.

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

     Currently, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company has earned no revenues from operations.

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

Results of Operations
---------------------

     For the three months ended September 30, 2001, the Company has not earned any revenues, except for interest income of $2,341. For the same period the Company incurred general and administrative expenses of $14,079 resulting in a net loss from operations equal to $11,738. General and administrative expenditures have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission and seeking a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

     For the nine months ended September 30, 2001 and September 30, 2000 the Company earned interest income in the amount of $6,575 and $3,760, respectively and incurred expenses of $58,714 and $93,403, respectively. Accordingly, for the nine months ended September 30, 2001 and September 30, 2000 the Company incurred a net loss of $52,139 and $89,643, respectively.

Liquidity and Capital Resources
-------------------------------

     During the three months ended September 30, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of September 30, 2001, the Company had on hand cash in the amount of $341,991.

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



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             None.

         b) The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2001.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 2001




                                 BIO-MEDICAL AUTOMATION, INC.


                                 By: /s/ Steven N. Bronson
                                     ------------------------------------
                                     Steven N. Bronson, President
                                     (Principle Executive Officer,
                                     as Registrant's duly authorized officer)