Form 10KSB40
period 2001-12-31
BIO MEDICAL AUTOMATION INC
filed 2002-03-29
CIK 812152

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

The Issuer's revenues for fiscal year ended December 31, 2001, were $8,335.

The aggregate market value of the Registrant's voting stock held, as of March 25, 2002, by non-affiliates of the Registrant was $481,762.

As of March 25, 2002, Registrant had 813,028 shares of its $0.10 par value common stock outstanding.

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

        Following the JOT Transaction the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company has determined that it will no longer pursue the sale or development of its micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device have been written off by the Company. The Company has never derived any revenues from the micro-robotic device and the Company does not expect that it will ever derive any revenues from this technology.

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

The Company Has Limited Resources
---------------------------------

     The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2001 and December 31, 2000. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the sole source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger with a target company (an "Acquisition"). There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on profitable basis. The current assets of the Company, may not be sufficient to fund any Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

The Company Will Need Additional Financing in Order to Execute Its Business
Plan
----------------------------------------------------------------------------

     The Company has had only nominal revenues to date and will be entirely dependent upon its limited available financial resources to implement its business plan. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement its business plan, the Company will be required to seek additional financing. In addition, in the event of the consummation of an Acquisition, the Company may require additional financing to fund the operations or growth of the Target.

Additional Financing May Not Be Available to the Company
--------------------------------------------------------

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


The Company May Not Be Able to Borrow Funds
-------------------------------------------

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

Competition for Acquisitions
----------------------------

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

The Company May Be Subject to
Uncertainty in the Competitive Environment of a Target
------------------------------------------------------

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

The Company May Pursue an Acquisition With a Target Operating Outside the United States: Special Additional Risks Relating to Doing Business in a Foreign Country
-------------------------------------------------------------------------------

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

Steven N. Bronson is Critical to the Future Success of the Company
------------------------------------------------------------------

     Steven N. Bronson is the Chairman, C.E.O. and President of the Company. The ability of the Company to successfully carry out its business plan and to consummate any Acquisitions will be dependent upon the efforts of Mr. Bronson and the Company's directors. Notwithstanding the significance of Mr. Bronson, the Company has not obtained any "key man" life insurance on his life. The loss of the services of Mr. Bronson could have a material adverse effect on the Company's ability to successfully achieve its business objectives. If additional personnel are required, there can be no assurance that the Company will be able to retain such necessary additional personnel.

Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

     Mr. Bronson beneficially owns and controls 664,667 shares of common stock of the Company, including options to purchase 120,000 shares of common stock, representing approximately 72.0% of the issued and outstanding shares of common stock and approximately 72.0% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

There Exist Conflicts of Interest
Relating to Mr. Bronson's Time Commitment to the Company
--------------------------------------------------------

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


There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

     The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of common stock. As of March 25, 2002 the Company had approximately 813,028 shares of common stock issued and outstanding and approximately 4,186,972 authorized but unissued shares of common stock available for issuance. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

The Company is Authorized to Issue Preferred Stock
--------------------------------------------------

BMA's Articles of Incorporation authorizes the designation and issuance of 1,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Colorado, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of preferred stock.

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

The Company Expects to Pay No Cash Dividends
--------------------------------------------

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

Indemnification of Officers and Directors
-----------------------------------------

     The Company's Certificate of Incorporation provides for the indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Colorado. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.

Taxation Considerations May Impact the
Structure of an Acquisition and Post-merger Liabilities
-------------------------------------------------------

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

The Company May Be Deemed an Investment
Company and Subjected to Related Restrictions
---------------------------------------------

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

You Should Not Rely on Forward-Looking
Statements Because They Are Inherently Uncertain
------------------------------------------------

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


ITEM 2.  PROPERTIES

      On February 1, 2001, the Company relocated its principal offices from 900 Third Avenue, Suite 201, New York, New York 10022 to 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company currently utilizes a portion of the premises occupied by the President of the Company, as its corporate office, at no charge to the Company. The value of the rent for the use of this office was nominal.


      Prior to February 1, 2001, for its principal offices the Company utilized a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 900 Third Avenue, Suite 201, New York, New York 10022. Mr. Bronson is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent on these offices during the period January 1, 2001 through January 31, 2001 and for the fiscal year ended December 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 2001 and December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION. The Company's common stock is quoted on the OTC (Over-The-Counter) Bulletin Board and traded under the symbol ("BMAI"). The following table sets forth the range of high and low closing bid prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period              High Bid ($)          Low Bid ($)
         ------------------              ------------          -----------
         2001
         First Quarter                       1.50                  1.00
         Second Quarter                      2.25                  1.26
         Third Quarter                       2.10                  1.90
         Fourth Quarter                      2.15                  1.77

         2000
         First Quarter                       1.34375               0.625
         Second Quarter                      1.125                 0.75
         Third Quarter                       1.50                  1.125
         Fourth Quarter                      1.50                  1.00


         (b) HOLDERS. As of March 25, 2002, the Company had approximately 663 holders of record of its $0.10 par value common stock.

         (c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future. There are no contractual restrictions on the Company's ability to pay dividends.


         The following information relates to sales of unregistered securities by the Company during the fiscal year ended December 31, 2001. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act of 1933, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

           On November 13, 2001, the Company authorized the issuance of 5,000 shares of common stock to Leonard Hagan as consideration for the services he rendered to the Company as a director. The shares issued to Leonard Hagan had a fair market value of $9,100. The shares issued to Leonard Hagan are restricted securities and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

           On November 13, 2001, the Company authorized the issuance of 5,000 shares of common stock to Kenneth Schwartz as consideration for the services he rendered to the Company as a director. The shares issued to Kenneth Schwartz had a fair market value of $9,100. The shares issued to Kenneth Schwartz are restricted securities and were issued pursuant to Section 4 (2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

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

     Following the JOT Transaction the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company has determined that it will no longer pursue the sale or development of its micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device have been written off by the Company. The Company has never derived any revenues from the micro-robotic device and the Company does not expect that it will ever derive any revenues from this technology.

     Currently, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the the year ended December 31, 2001, the Company has earned no revenues from operations.

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

Results of Operations
---------------------

         During the year ended December 31, 2001 ("Fiscal 01"), the Company earned no revenues from operation and generated interest income of $8,335, compared to no revenues from continuing operations and interest income in the amount of $5,559 for the year ended December 31, 2000 ("Fiscal 00").

         During Fiscal 01, the Company incurred expenses of $101,108, a decrease of $12,851 compared to expenses of $113,959 for Fiscal 00.

         For Fiscal 01 the Company incurred a net loss of $92,773 compared to a net loss of $108,400 for Fiscal 00.

Liquidity and Capital Resources
-------------------------------

         During Fiscal 01, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 2001, the Company had working capital of $336,194. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

ITEM 7.  FINANCIAL STATEMENTS

     See Financial Statements on pages F-1 through F-14.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2001. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    -----------------------------------------------
Steven N. Bronson        36     Chairman, Chief Executive Officer and President
Leonard Hagan            50     Director
Kenneth Schwartz         46     Director

     Steven N. Bronson has served as a director of the Company since March
25, 2000. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. During the period of 1991 through September 23, 1998, Mr. Bronson was the Co-Founder and President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. In addition, Mr. Bronson is an officer and director of 4net Software, Inc., a publicly traded corporation. Additionally, Mr. Bronson has been a member of NIBA since 1991 and served as a board member from 1993 to 1996.

     Leonard Hagan has served as a director of the Company since March 25, 2000. Mr. Hagan is a certified public accountant and for the past eight years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976.
Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Adelphia Capital LLC, Magna Securities Corp., Mallory Capital Group, LLC, Institutional Edge, LLC and Danske Securities (US), Inc. Mr. Hagan is also a director of 4net Software, Inc., a publicly traded corporation.

     Dr. Kenneth Schwartz has served as a director of the Company since March 25, 2000. Dr. Schwartz has been self-employed as a dentist in New York, New York. Dr. Schwartz received his Bachelor of Sciences from Brooklyn College in 1977 and earned his D.D.S. from New York University College of Dentistry in 1982.

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

Committees of the Board of Directors

     During the fiscal year ended December 31, 2001, the Board of Directors held 3 meetings. In view of the Company's lack of operations, during the year ended December 31, 2001, the Board of Directors did not have any Committees. During the fiscal year ended December 31, 2001, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

         On March 26, 2002, the Board of Directors appointed an Audit Committee. The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. The Audit Committee consists of Messrs. Schwartz and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require.


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

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table(1)

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position          Fiscal year   Annual Salary   Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
  CEO and President        2001        $48,000(2)          0               0
                           2000        $48,000(3)          0               0
                           1999           0                0               0

Alvin L. Katz(4)           2001           0                0               0
                           2000           0                0               0
                           1999           0                0               0
----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

(2) On March 30, 2001, the Company issued Mr. Bronson 38,400 shares of common stock (valued at $1.25 per share on the date of issuance) in lieu of his annual salary of forty-eight thousand dollars ($48,000) for the period of March 25, 2001 through March 24, 2002.

(3) On May 5, 2000, the Board of Directors authorized the issuance of 64,000 shares of BMA common stock (valued at $.75 per share on the date of issuance) to its President, in lieu of his annual salary of forty-eight thousand dollars ($48,000) for the period of March 25, 2000 through March 24, 2001.

(4) Alvin L. Katz became CEO on November 1, 1999. Mr. Katz resigned his position with the Company on March 25, 2000. Mr. Katz was paid no salary during the years ended December 31, 2000 and December 31, 1999.

         Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

      Long Term Incentive Plan. The Company has no long-term incentive plan.

Compensation of Directors
-------------------------

     In fiscal year ended December 31, 2001, no cash compensation was paid to our directors for their services as directors. However, on November 13, 2001, the Company issued 5,000 shares of the Company's common stock each to Leonard Hagan and Kenneth Schwartz, the Company's independent directors, for their services to the Company.

Employment Contracts
--------------------

     On March 24, 2001, the Company entered into an Employment Agreement with Steven N. Bronson, the President of the Company. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year        Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President     $48,000         1 year

     A copy of Mr. Bronson's Employment Agreement is attached as an Exhibit to the Company's for 10-QSB for the quarter ended March 31, 2001 and is incorporated by reference. On March 30, 2001, the Company issued Mr. Bronson 38,400 shares of common stock in lieu of his annual salary of forty-eight thousand dollars ($48,000).

         On March 26, 2002, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another 1 year term.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 25, 2002, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Bio-Medical Automation, Inc., 10 South Street, Suite 202, Ridgefield, Connecticut 06877.

                                                   Number of        Percent
Name and Address      Company Position            Shares owned      of class
----------------      ----------------            ------------      --------
Steven N. Bronson     Chairman, CEO               664,647(2)(3)       72.0%
                      and President

Kenneth Schwartz      Director                     22,500(4)           *

Leonard Hagan         Director                      5,000              *

All directors and executive officers
as a group (3 persons)                            692,147             74.2%
-----------------------------
* Owns less than 1%

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

(2) Includes options and warrants to purchase 120,000 shares of BMA common stock at exercise prices ranging at $1.125 per share to $1.25 per share. These options and warrants are set to expire between June 24, 2002 and February 15, 2003.

(3) This amount does not include 30,000 shares of BMA common stock owned by Mr. Bronson's spouse. Mr. Bronson expressly disclaims beneficial ownership of the shares owned by his spouse.

(4) This amount includes 17,500 shares of common stock owned by Dr. Schwartz's spouse, and Dr. Schwartz expressly disclaims beneficial ownership of the shares owned by his spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the fiscal year ended December 31, 2001.

     Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. The Company entered into a Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, with Catalyst Financial (the "M&A Advisory Agreement"). Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to the Company in connection with the Company's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee in the amount of five percent (5%) of the total consideration of the specific transaction (the "M&A Fee"). The maximum amount of the M&A Fee is $500,000 for any single transaction. The term of the Mergers and Acquisitions Advisory Agreement is three years. A copy of the M&A Advisory Agreement is attached as an exhibit hereto and is incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS:

         Independent Auditors' Report

         Balance Sheet--As of December 31, 2001

         Statements of Operations--Years Ended December 31, 2000, and 2001 and Cumulative Amounts from January 1, 2000 through December 31, 2001

         Statements of Stockholders' Equity--Years Ended December 31, 2000, and 2001

         Statements of Cash Flows for the Years Ended December 31, 2000, and 2001 and Cumulative Amounts from January 1, 2000 through December 31, 2001

         Notes to Financial Statements

     (b) 8-K REPORTS:

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2001.

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

         10.13 Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

         10.14 Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC. A copy of the Mergers and Acquisitions Advisory Agreement is attached hereto and incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002


                                    BIO-MEDICAL AUTOMATION, INC.,
                                    a Colorado corporation


                                    By: /s/ Steven N. Bronson
                                        -------------------------------------
                                        Steven N. Bronson, CEO and President
                                        Principle Executive Officer as
                                        Registrant's duly authorized officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
---------------------------------          ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 28, 2002
of the Board of Directors
Principal Executive Officer
March 28, 2002



/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 28, 2002

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


                                                                             Page

Independent Auditor's Report                                                 F - 2

Balance Sheet
       December 31, 2001                                                     F - 3

Statements of Operations
       Years Ended December 31, 2000 and 2001
       and Cumulative Amounts from January 1, 2000 to December 31, 2001      F - 4

Statements of Stockholders' Equity
       Years Ended December 31, 2000 and 2001                                F - 5

Statements of Cash Flows
       Years Ended December 31, 2000 and 2001
       and Cumulative Amounts from January 1, 2000 to December 31, 2001  F - 6 -- F - 7

Notes to Financial Statements                                            F - 8 -- F - 14

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
BIO-MEDICAL AUTOMATION, INC.


We have audited the accompanying balance sheet of Bio-Medical Automation, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001 and cumulative amounts from January 1, 2000 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Medical Automation, Inc. as of December 31, 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and cumulative amounts from January 1, 2000 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



                              Wheeler Wasoff, P.C.

Denver, Colorado
February 28, 2002

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS


CURRENT ASSETS
    Cash                                                           $   341,611
    Interest receivable - officer                                        2,262
                                                                   -----------

       Total Current Assets                                            343,873
                                                                   -----------


                                                                   $   343,873
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                          $     7,679
                                                                   -----------

       Total Current Liabilities                                         7,679
                                                                   -----------


STOCKHOLDERS' EQUITY (Notes 3 & 5)
   Preferred stock - $.10 par value; authorized - 1,000,000 shares
         Issued - none                                                      --
   Common stock - $.10 par value; authorized - 5,000,000 shares
         Issued and outstanding - 813,028 shares                        81,303
   Capital in excess of par value                                    1,464,884
   Note receivable - officer                                           (50,000)
   Stock issued for deferred compensation                              (11,000)
   Accumulated (deficit)                                              (947,820)
   (Deficit) accumulated during the development stage                 (201,173)
                                                                   -----------

                                                                       336,194
                                                                   -----------

                                                                   $   343,873
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                  Amounts from
                                  Years Ended                   January 01, 2000
                                  December 31,                   to December 31,
                                      2000            2001            2001

REVENUES
      Interest income              $   5,559       $   8,335       $  13,894
                                   ---------       ---------       ---------

OPERATING EXPENSES
    General and administrative        95,235         101,108         196,343
      Write-off of patent             18,724              --          18,724
                                   ---------       ---------       ---------

                                     113,959         101,108         215,067
                                   ---------       ---------       ---------

NET (LOSS)                         $(108,400)      $ (92,773)      $(201,173)
                                   =========       =========       =========

NET (LOSS) PER COMMON SHARE
    Basic and Diluted              $   (0.16)      $   (0.12)      $   (0.28)
                                   =========       =========       =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                684,461         777,444         731,415
                                   =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                               Common Stock       Capital                                                 During
                                                                  in Excess       Note        Deferred    Accumulated   Development
                                           Shares     Amount    of Par Value  Receivable    Compensation    Deficit        Stage
                                         --------   ---------   -----------   -----------   -----------   -----------   -----------
Balance, January 1, 2000                  643,128   $  64,313   $ 1,312,049   $        --   $        --   $  (947,820)  $        --
Issuance of common stock to officer for
deferred compensation, valued at $.75      64,000       6,400        41,600            --       (48,000)           --            --
per share
Deferred compensation earned                   --          --            --            --        37,000            --            --
Net (loss)                                     --          --      (108,400)
                                         --------   ---------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000                707,128      70,713     1,353,649            --       (11,000)     (947,820)     (108,400)
Issuance of common stock to officer for
deferred compensation, valued at $1.25
per share                                  38,400       3,840        44,160            --       (48,000)           --            --
Deferred compensation earned
                                               --          --            --            --        48,000            --            --
Issuance of common stock for services,
valued at $1.82 per share                  10,000       1,000        17,200            --            --            --            --
Exercise of common stock warrants for
cash at $.75 per share                      7,500         750         4,875            --            --            --            --
Exercise of common stock warrants at
$1.00 per share                            50,000       5,000        45,000       (50,000)           --            --            --
Net (loss)                                     --          --            --            --            --            --       (92,773)
                                         --------   ---------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 2001                 813,028   $  81,303   $ 1,464,884   $   (50,000)  $   (11,000)  $  (947,820)  $  (201,173)
                                         ========   =========   ===========   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                 Years Ended        Amounts from
                                                                                 December 31,     January 1, 2000 to
                                                                             2000          2001   December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITES
     Net (loss)                                                           $(108,400)    $ (92,773)    $(201,173)
     Adjustment to reconcile net (loss) to net cash(used) by operating activities
          Stock issuance for salary                                          37,000        48,000        85,000
          Stock issuance for professional services                               --        18,200        18,200
          Write-off of patent                                                18,724            --        18,724
     Changes in assets and liabilities
          (Increase) in interest receivable                                      --        (2,262)       (2,262)
          (Decrease) increase in accounts payable and accrued expenses      (11,794)        4,080        (7,714)
                                                                          ---------     ---------     ---------

     Net cash (used) by operating activities                                (64,470)      (24,755)      (89,225)
                                                                          ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash (used) in investing activities                                     --            --            --
                                                                          ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of common stock warrants                                           --         5,625         5,625
                                                                          ---------     ---------     ---------

     Net cash (used) by financing activities                                     --         5,625         5,625
                                                                          ---------     ---------     ---------

NET (DECREASE) IN CASH                                                      (64,470)      (19,130)      (83,600)

CASH, BEGINNING OF PERIODS                                                  425,211       360,741       425,211
                                                                          ---------     ---------     ---------

CASH, END OF PERIODS                                                      $ 360,741     $ 341,611     $ 341,611
                                                                          =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2000 AND 2001 AND
          CUMULATIVE AMOUNTS FROM JANUARY 1, 2000 TO DECEMBER 31, 2001


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2000 the Company issued 64,000 shares of common stock, valued at $48,000, to its President as salary for the period March 2000 to March 2001.

During the year ended December 31, 2001, the Company:

o Issued 38,400 shares of common stock, valued at $48,000, to its President as salary for the period March 2001 to March 2002.

o Issued 10,000 shares of common stock, valued at $18,200, to two Board of Directors members for compensation.

o The Company's President exercised warrants to acquire 50,000 shares of the Company's common stock at $1.00 per share by entering into a promissory note in the amount of $50,000 due March 30, 2003, with interest at 6% payable semi-annually.







   The accompanying notes are an integral part of these financial statements.

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

          Commencing January 1, 2000, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No.7, as it has no principal operations nor revenue from any source.

          INCOME TAXES

          The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          (LOSS) PER COMMON SHARE

          Basic (loss) per common share is calculated by dividing net (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of warrants and options. There is no difference in the calculation of basic and diluted loss per share for 2000 and 2001. Convertible equity instruments are not considered in the calculation of loss per share, as their inclusion would be antidilutive.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CASH EQUIVALENTS

          For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the company has cash in banks in excess of federally insured amounts. At December 31, 2001, there were no cash equivalents.

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

          SHARE BASED COMPENSATION

          In October 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria.

          PATENT COSTS

          The Company had applied for a patent from the U.S. Patent Office for a micro-robotic device under development. The costs associated with obtaining this patent were capitalized and were to be amortized over the life of the patent of seventeen years upon issuance of the patent.

          The patent was the Company's sole asset of continuing operations. In 1999, the Company incurred research and development costs associated with development of the micro-robotic device underlying the patent and had, as of December 31, 1999, continued to assess the economic benefit of continuing research and development activities or sale of the patent.

          In February 2000, the Company entered into an agreement with a shareholder which resulted in a change in control of the Company. The agreement specified that the Company owns certain intellectual property consisting of the patent application and a related Technology License Agreement. In June 2000, the Company decided not pursue further research and development or sale of the patent and has written-off the capitalized costs.

          The Company has adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          FAIR VALUE

          The carrying amount reported in the balance sheet for cash, note receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

          CONCENTRATIONS OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. At December 31, 2001, cash in excess of federally insured amounts was approximately $241,000.

          NEW TECHNICAL PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

          In June 2001, the FASB also approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of assets retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosure. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

          In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position, results of operations, or cash flow.

NOTE 2 - BASIS OF ACCOUNTING

          The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since reentering the development stage effective January 1, 2000 of $201,173. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2001, the Company has no principal operations or revenue producing activities. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity or acquire revenue producing activities.

NOTE 3 - STOCKHOLDERS' EQUITY

          COMMON STOCK

          In 2000, the Company issued 64,000 shares of common stock, valued at $48,000 ($.75 per share) to its President as compensation for services to be rendered to the Company for a one year period commencing March 25, 2000. At December 31, 2000, deferred compensation related to the unearned portion of the shares issued was $11,000.

          In 2001 the Company issued 38,400 shares of common stock, valued at $48,000 ($1.25 per share) to its President as compensation for services to be rendered to the Company for a one year period commencing March 25, 2001. At December 31, 2001, deferred compensation related to the unearned portion of the shares issued was $11,000.

          In 2001, the President of the Company (i) exercised warrants for 50,000 shares of the common stock at $1.00 per share for a note in the amount of $50,000 (Note 5) and (ii) exercised warrants for 7,500 shares of common stock for cash at $.75 per share.

          In 2001, the Company issued an aggregate 10,000 shares of common stock (5,000 shares to each of two members of the Board of Directors) for services, valued at $1.82 per share.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

          Common shares issued for non-cash consideration are valued at the trading price of the Company's common stock as of the date the shares were approved for issuance.

          WARRANTS

          At December 31, 2000, the Company had warrants outstanding to purchase shares of the company's common stock as follows:

          o 100,000 shares at $1.00 per share, expiring April 1, 2001; issued in 1996 in conjunction with short-term borrowings.

          o 15,000 shares at $.75 per share, expiring October 1, 2001; issued in conjunction with granting an extension on the due date of short-term borrowings.

          During 2001, warrants were exercised by the Company's President to acquire 7,500 shares for cash at $.75 per share, and 50,000 shares at $1.00 per share for a promissory note in the amount of $50,000 (Note
          5). The remaining 57,500 warrants expired.


          OPTIONS

          The status of outstanding options granted by the Company is as follows:

                                                         No.      Weighted Avg
                                                         of      Exercise Price
                                                       Shares

           Options Outstanding - January 1, 2000       145,000       $  1.15
                               (145,000 exercisable)                 -------
           Granted in 2000                                   -
                                                       -------
           Options Outstanding - December 31, 2000     145,000       $  1.15
                               (145,000 exercisable)
           Granted in 2001                                   -
                                                       -------
           Options Outstanding - December 31, 2001     145,000       $  1.15
                               (145,000) exercisable)  -------       -------

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 15.83%; discount rate of 6.0%; and expected life of 5 years. No options were exercised or forfeited during 2000 or 2001.

          At December 31, 2001 the number of options exercisable was 145,000, the weighted average exercise price of these options was $1.15, the weighted average remaining contractual life of the options was .6 years and the exercise price was $1.13 to $1.25 per share.

NOTE 4 - INCOME TAXES

          At December 31, 2001, the Company has net operating loss carryforwards totaling approximately $870,000 that may be offset against future taxable income through 2021 and research and development credits of approximately $69,000 through 2013. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS.

NOTE 4 - INCOME TAXES (CONTINUED)

          The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $168,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit of the loss carry forward, $1,800 is applicable to 2001.

          Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.

          There is no current or deferred tax expense for the years ended December 31, 2000 and 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

          In May 2000, the Board of Directors authorized the issuance of 64,000 shares of common stock (valued at $.75 per share) to the President of the Company in leiu of a salary of $48,000. At December 31, 2000, the President had earned $37,000, and the balance of $11,000 was earned during 2001.

          In 2000 the Company paid its former President/ Director and its former Chief Financial Officer $11,919 for services provided to the Company prior to the change in control in March 2000.

          In March 2001, the Company issued 38,400 shares of common stock (valued at $1.25 per share) to the President of the Company in lieu of a salary of $48,000. At December 31, 2001, the President had earned $37,000 and the balance of $11,000 is recorded as deferred compensation.

          In March 2001, the Company loaned the President $50,000 at 6.0%, uncollateralized, due March 30, 2003, to exercise warrants to purchase 50,000 shares of the Company's common stock at $1.00 per share.

          In November 2001, the Company issued 5,000 shares of common stock (valued at $1.82 per share) to each of two members of the Board of Directors as compensation for services.

          During 2001 the Company incurred approximately $6,600 in professional fees to a firm managed by a member of the Board of Directors.

          In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement is for a three year period, terminating November, 2004. As of December 31, 2001, no merger had been completed under the agreement.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS.

NOTE 6 - SEGMENT REPORTING

          In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2000 and 2001.

NOTE 7 - COMPREHENSIVE INCOME

          There are no adjustments necessary to net income (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".