Form 10QSB
period 2002-03-31
BIO MEDICAL AUTOMATION INC
filed 2002-05-20
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2002.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                    to
                                      ------------------    ------------------

       Commission file number

                          Bio-Medical Automation, Inc.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter.)

        Colorado                       0-16335             84-0922701
        --------                       -------             ----------
(State or other jurisdiction      (Commission File        (IRS Employer
     of incorporation)                 Number)          Identification No.)


                 10 South Street, Ste. 202, Ridgefield, CT 06877

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
Yes   X           No
   -------          -------

As of May 17, 2002 the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes               No   X
   -------          -------

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB
                                 MARCH 31, 2002



                                                                       Page

PART I - FINANCIAL INFORMATION                                           3

Item 1.  Financial Statements                                            3

         Balance Sheets as of December 31, 2001 and
                  March 31, 2002 (unaudited)                             3

         Statements of Operations for the Three Months Ended
                  March 31, 2001 and 2002, Cumulative Amounts from
                  January 1, 2000 through March 31, 2002 (unaudited)     4

         Statements of Cash Flows for the Three Months Ended
                  March 31, 2001 and 2002, Cumulative Amounts from
                  January 1, 2000 through March 31, 2002 (unaudited)     5

         Notes to Financial Statements                                   6


Item 2.  Management's Plan Of Operations                                 7

PART II - OTHER INFORMATION                                              9

Item 5.  Other Information                                               9

Item 6.  Exhibits & Reports on Form 8-K                                  9

SIGNATURES                                                               9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       December 31,   March 31, 2002
                                                                           2001         (Unaudited)
                                                 ASSETS
CURRENT ASSETS
    Cash                                                               $   341,611      $   335,440
    Interest receivable - officer                                            2,262            3,012
                                                                       -----------      -----------

        Total Current Assets                                               343,873          338,452
                                                                       -----------      -----------

                                                                       $   343,873      $   338,452
                                                                       ===========      ===========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                              $     7,679      $    12,289
                                                                       -----------      -----------

        Total Current Liabilities                                            7,679           12,289
                                                                       -----------      -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                          81,303           81,303
    Capital in excess of par value                                       1,464,884        1,464,884
    Note receivable - officer                                              (50,000)         (50,000)
    Stock issued for deferred compensation                                 (11,000)              --
    Accumulated (deficit)                                                 (947,820)        (947,820)
    (Deficit) accumulated during the development stage                    (201,173)        (222,204)
                                                                       -----------      -----------

                                                                           336,194          326,163
                                                                       -----------      -----------

                                                                       $   343,873      $   338,452
                                                                       ===========      ===========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                  Cumulative
                                       Three Months Ended        Amounts from
                                            March 31,        January 01, 2000 to
                                       2001           2002        March 31, 2002
REVENUES
      Interest income               $   1,750      $   1,579      $  15,473
                                    ---------      ---------      ---------


OPERATING EXPENSES
    General and Administrative         24,030         22,610        218,953
    Patent write-off                       --             --         18,724
                                    ---------      ---------      ---------
                                       24,030         22,610        237,677
                                    ---------      ---------      ---------


NET (LOSS)                          $ (22,280)     $ (21,031)     $(222,204)
                                    =========      =========      =========

NET (LOSS) PER COMMON SHARE
    Basic and Diluted               $   (0.03)     $   (0.03)     $    (.30)
                                    =========      =========      =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                 707,783        813,023        740,372
                                    =========      =========      =========






                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                              Cumulative
                                                                     Three Months Ended      Amounts from
                                                                          March 31,       January 01, 2000 to
                                                                     2001           2002     March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITES
        Net income (loss)                                         $ (22,280)     $ (21,031)     $(222,204)
        Adjustment to reconcile net income (loss) to net cash
            provided (used) by operating activities
             Stock issuance for salary                               12,000         11,000         96,000
             Stock issued for professional services                      --             --         18,200
             Write-off of patent                                         --             --         18,724
             Changes in assets and liabilities
                  (Increase) in interest receivable                      --           (750)        (3,012)
              Increase (decrease) in accounts payable and
                    accrued expenses                                  6,077          4,610         (3,105)
                                                                  ---------      ---------      ---------

        Net Cash (Used) by Operating Activities                      (4,203)        (6,171)       (95,397)
                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        Net Cash (Used) in Investing Activities                          --             --             --
                                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                           --             --          5,625
                                                                  ---------      ---------      ---------

        Net Cash Provided by Financing Activities                        --             --          5,625
                                                                  ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                      (4,203)        (6,171)       (89,772)

CASH, BEGINNING OF PERIODS                                          360,741        341,611        425,212
                                                                  ---------      ---------      ---------

CASH, END OF PERIODS                                              $ 356,538      $ 335,440      $ 335,440
                                                                  =========      =========      =========

                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 1. COMMON STOCK

         In 2001, the Company issued 38,400 shares of common stock (valued at $
1.25 per share) to its President for services to be rendered to the Company for the period of March 25, 2001 through March 24, 2002. Compensation expense to the Company is recorded as the shares are earned. Unearned shares are shown in the accompanying 2001 financial statement as stock issued for deferred compensation.

NOTE 2. NOTE RECEIVABLE - OFFICER

         In 2001, the Company loaned the President $50,000 at 6.0%, due March 30, 2003, to exercise warrants to purchase 50,000 shares of the Company's common stock at $1.00 per share.

Item 2.  Management Discussion and Analysis and Plan of Operations

         The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10-KSB for the year ended December 31, 2001.

         Bio-Medical Automation, Inc. was incorporated as a Colorado corporation on October 13, 1983 under the name OZO Diversified Automation, Inc. In March 1999, in connection with the sale of substantially all of the Company's assets the Company changed its name to Bio-Medical Automation, Inc. ("BMA" or the "Company").

         The Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three months ended March 31, 2002 and the year ended December 31, 2001, the Company has earned no revenues from operations.

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

Results of Operations
---------------------

         For the three months ended March 31, 2002, the Company has not earned any revenues, except for interest income of $1,579. For the same period the Company incurred general and administrative expenses of $22,610 resulting in a net loss from operations equal to $21,031. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

         During three months ended March 31, 2002, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of March 31, 2002, the Company had on hand cash in the amount of $335,440.

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

         Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Form 10-KSB for the year ended December 31, 2001.


                           PART II - OTHER INFORMATION


Item 5.  Other Information

     On March 26, 2002, the Board of Directors of the Company extended Steven N. Bronson's Employment Agreement to serve as the President of the Company for the period March 25, 2002 through March 24, 2003. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year        Term
-----------------------------------------------------------------

Steven N. Bronson     CEO & President     $48,000         1 year


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             None.

         b) The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 20, 2002


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