Form 10QSB
period 2002-06-30
BIO MEDICAL AUTOMATION INC
filed 2002-08-14
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2002.

            OR

[    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

            For the transition period from             to
                                           -----------    -----------

            Commission file number

                          Bio-Medical Automation, Inc.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter.)

         Colorado                     0-16335               84-0922701
----------------------------      ----------------         -------------
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
Yes    X                No
   ----------             -----------

As of August 13, 2002 the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes               No    X
   ----------       ----------

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB
                                  JUNE 30, 2002


                                                                          Page
Part I  -  Financial Information

Item 1. Financial Statements

        Balance Sheets as of December 31, 2001
             and June 30, 2002 (unaudited)                                  3

        Statements of Operations for the Six Months Ended
             June 30, 2001 and 2002 and Cumulative Amounts from
             January 1, 2000 through June 30, 2002 (unaudited)              4

        Statements of Operations for the Three Months Ended
             June 30, 2001 and 2002 (unaudited)                             5

        Statements  of Cash Flows for the Six Months Ended June 30, 2001 and
             2002 and Cumulative Amounts from
             January 1, 2000 through June 30, 2002 (unaudited)              6

        Notes to Financial Statements                                       7

Item 2. Management Discussion and Analysis
             and Plan of Operations                                         8

Part II - Other Information                                                10

Item 5. Other Information                                                  10

Item 6. Exhibits & Reports on Form 8-K                                     11

Signatures                                                                 11

                         Part I - Financial Information

Item 1.     Financial Statements


                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        December 31,        June 30,
                                                                            2001              2002
                                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                                $   341,611       $   329,462
     Interest receivable - officer                                             2,262             3,762
                                                                         -----------       -----------

           Total Current Assets                                              343,873           333,224
                                                                         -----------       -----------

                                                                         $   343,873       $   333,224
                                                                         ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $     7,679       $    20,184
                                                                         -----------       -----------

          Total Current Liabilities                                            7,679            20,184
                                                                         -----------       -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $.10 par value; authorized - 1,000,000 shares
               Issued - none
     Common Stock, $.10 par value; authorized - 5,000,000 shares
               Issued and outstanding - 813,028 shares                        81,303            81,303
     Capital in excess of par value                                        1,464,884         1,595,509
     Note receivable - officer                                               (50,000)          (50,000)
     Stock issued for deferred compensation                                  (11,000)               --
     Accumulated (deficit)                                                  (947,820)         (947,820)
     (Deficit) accumulated during the development stage                     (201,173)         (365,952)
                                                                         -----------       -----------

                                                                             336,194           313,040
                                                                         -----------       -----------

                                                                         $   343,873       $   333,224
                                                                         ===========       ===========

                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              Cumulative
                                                                              Amounts from
                                                                               January 01,
                                                                            Six Months Ended
                                                         June 30,               2000 to
                                                   2001           2002       June 30, 2002
REVENUES                                        $   4,234       $   3,458       $  17,352
                                                ---------       ---------       ---------
      Interest income

OPERATING EXPENSES
     General and Administrative                    44,635          37,612         233,955
      Compensation expense - stock options             --         130,625         130,625
      Write-off of patent                              --              --          18,724
                                                ---------       ---------       ---------

                                                   44,635         168,237         383,304
                                                ---------       ---------       ---------


NET (LOSS)                                      $ (40,401)      $(164,779)      $(365,952)
                                                =========       =========       =========

NET (LOSS) PER COMMON SHARE
     Basic and Diluted
                                                $   (0.05)      $    (.20)      $    (.49)
                                                =========       =========       =========



WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING -
     Basic and Diluted                            752,801         813,028         747,630
                                                =========       =========       =========


                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,
                                                      2001            2002

REVENUES                                           $   2,484       $   1,879
                                                   ---------       ---------
          Interest Income

OPERATING EXPENSES

         General and administrative                   20,605          15,002
         Compensation expense - stock options             --         130,625
                                                   ---------       ---------

                                                      20,605         145,627
                                                   ---------       ---------

NET (LOSS)                                         $ (18,121)      $(143,748)
                                                   =========       =========

NET (LOSS) PER COMMON SHARE
          Basic and Diluted
                                                   $   (0.02)      $   (0.18)
                                                   =========       =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Diluted                          795,528         813,028
                                                   =========       =========



                 See accompanying notes to financial statements

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Cumulative
                                                                                               Amounts from
                                                                       Six Months Ended      January 01, 2000
                                                                           June 30,                 to
                                                                     2001            2002      June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITES
            Net (loss)                                            $ (40,401)      $(164,779)      $(365,952)
            Adjustment to reconcile net (loss) to net cash
                (used) by operating activities
                 Stock issuance for salary                           24,000          11,000          96,000
                 Stock options                                           --         130,625         130,625
                 Stock issued for professional services                  --              --          18,200
                 Write-off of patent                                     --              --          18,724
            Changes in assets and liabilities
                (Increase) in interest receivable                      (756)         (1,500)         (3,762)
                 Increase (decrease) in accounts payable and
                       accrued expenses                               2,639          12,505           4,791
                                                                  ---------       ---------       ---------

           Net Cash (Used) by Operating Activities                  (14,518)        (12,149)       (101,374)
                                                                  ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Net Cash (Used) in Investing Activities                       --              --              --
                                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
           Exercise of common stock warrants                             --              --           5,625
                                                                  ---------       ---------       ---------

           Net Cash Provided by Financing Activities                     --              --           5,625
                                                                  ---------       ---------       ---------

NET (DECREASE) IN CASH                                              (14,518)        (12,149)        (95,749)

CASH, BEGINNING OF PERIODS                                          360,741         341,611         425,211
                                                                  ---------       ---------       ---------

CASH, END OF PERIODS                                              $ 346,223       $ 329,462       $ 329,462
                                                                  =========       =========       =========

                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


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

     The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

NOTE 3. ACCOUNTS PAYABLE

     Accounts payable at June 30, 2002 includes $12,789 due to the Company's President for salary pursuant to his employment agreement.

NOTE 4. STOCK OPTIONS

     On June 21, 2002, the Board of Directors approved the extension of the exercise period applicable to 95,000 stock options owned by the President of the Company. The options were extended to June 24, 2003, at the original exercise price of $1.125 per share. The Company charged to operations $130,625 as compensation expense in conjunction with the extension.

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

     The Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three months ended June 30, 2002 and the year ended December 31, 2001, the Company has earned no revenues from operations.

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

     The Company anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

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

The Company Receives a U.S. Patent
----------------------------------

     Following the sale of substantially all of the Company's assets in 1999, the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale for microdissection. The Company filed a patent application in February 1998, to protect certain features of the system and method of the micro-robotic device. However, due to the inability of the Company to complete the micro-robotic device, the Company determined that it would cease development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device have been written off by the Company.

     On March 19, 2002, the Company was awarded United States Patent No. US 6,358,749 B1 for the "Automated System for Chromosome Microdissection and Medthod of Using Same" (the "Patent").

     The Patent covers an automated system and method for microdissection of a sample such as chromosomes or other biological material, and in particular, it relates to a robotic assisted microdissection system and method that significantly reduces the time and skill needed for cellular and sub-cellular dissections. Microdissection is defined as dissection under the microscope; specifically: dissection of cells and tissues by means of fine needles that are precisely manipulated by levers. The system and method covered by the Patent attempts to provide reliability and ease of operation thereby making microdissection widely available to laboratories. While the Company has never derived any revenues from the micro-robotic device, the Company plans to attempt to license or sell the technology covered by the Patent. There can be no assurances that the Company will be able to successfully market the technology covered by the Patent or that the Company will ever derive any revenues from the Patent or the technology covered by the Patent.


Results of Operations
---------------------

     For the three months ended June 30, 2002, the Company has not earned any revenues, except for interest income of $1,879. For the same period the Company incurred expenses of $145,627 resulting in a net loss equal to $143,748. For the three month period ended June 30, 2002 expenses increased by $125,022 as compared to the three month period ended June 30, 2001, primarily due to the extension of the exercise period of certain stock options held by the president of the Company. Excluding the extension of the exercise period of certain stock options, expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

     During three months ended June 30, 2002, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of June 30, 2002, the Company had on hand cash in the amount of $329,462.

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


                           PART II - OTHER INFORMATION


Item 5.  Other Information

     On June 21, 2002, the Board of Directors of the Company extended for a term of one (1) year the exercise period for stock options to purchase 95,000 shares of the Company's common stock at a purchase price of $1.125 (the "Stock Options") held Steven N. Bronson, the President of the Company. The Stock Options were set to expire on June 24, 2002. The Stock Options were extended to June 24, 2003, at the original exercise price of $1.125 per share. The Company recorded a compensation expense in the amount of $130,625 in conjunction with the extension of the Stock Options.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             None.

         b) The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2002.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 2002

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

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Bio-Medical Automation, Inc. (the "Company") for the period ending ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven N. Bronson, the President and sole officer of the Company, hereby certify solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:      August 13, 2002



                                        By: /s/ Steven N. Bronson
                                            -----------------------------------
                                            Steven N. Bronson, President
                                            Bio-Medical Automation, Inc.