Form 10QSB
period 2002-09-30
BIO MEDICAL AUTOMATION INC
filed 2002-11-13
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2002.

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


                 10 South Street, Suite. 202, Ridgefield, CT 06877

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

As of November 11, 2002 the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB
                               SEPTEMBER 30, 2002


                                                                            Page
Part I  -  Financial Information

Item 1. Financial Statements

        Balance Sheets as of December 31, 2001
             and September 30, 2002 (unaudited)                               3

        Statements of Operations for the Nine Months Ended
             September 30, 2001 and 2002 and Cumulative Amounts from
             January 1, 2000 through September 30, 2002 (unaudited)           4

        Statements of Operations for the Three Months Ended
             September 30, 2001 and 2002 (unaudited)                          5

        Statements of Cash Flows for the Nine Months Ended September 30, 2001
                  and 2002 and Cumulative Amounts from
             January 1, 2000 through September 30, 2002 (unaudited)           6

        Notes to Financial Statements                                         7

Item 2. Management Discussion and Analysis
             and Plan of Operations                                           8

Part II - Other Information                                                  10

Item 5. Other Information                                                    10

Item 6. Exhibits & Reports on Form 8-K                                       11

Signatures                                                                   11

                         Part I - Financial Information

Item 1.     Financial Statements

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      December 31,   September 30,
                                                                          2001           2002
                                                                                      (Unaudited)
                                              ASSETS
CURRENT ASSETS
    Cash                                                              $   341,611     $   323,519
    Interest receivable - officer                                                           4,512
                                                                      -----------     -----------
                                                                                            2,262

        Total Current Assets                                              343,873         328,031
                                                                      -----------     -----------

                                                                      $   343,873     $   328,031
                                                                      ===========     ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $     7,679     $    34,369
                                                                      -----------     -----------

        Total Current Liabilities                                           7,679          34,369
                                                                      -----------     -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                         81,303          81,303
    Capital in excess of par value                                      1,464,884       1,595,509
    Note receivable - officer                                             (50,000)        (50,000)
    Stock issued for deferred compensation                                (11,000)             --
    Accumulated (deficit)                                                (947,820)       (947,820)
    (Deficit) accumulated during the development stage                   (201,173)       (385,330)
                                                                      -----------     -----------

                                                                          336,194         293,662
                                                                      -----------     -----------

                                                                      $   343,873     $   328,031
                                                                      ===========     ===========

                See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Cumulative
                                                 Nine Months Ended   Amounts from January 01,
                                                    September 30,          2000 to
                                                 2001          2002   September 30, 2002
REVENUES
      Interest income                         $   6,575     $   5,701     $  19,595
                                              ---------     ---------     ---------

OPERATING EXPENSES
    General and Administrative                   58,714        59,232       255,576
      Compensation expense - stock options           --       130,625       130,625
      Write-off of patent                            --            --        18,724
                                              ---------     ---------     ---------

                                                 58,714       189,857       404,925
                                              ---------     ---------     ---------


NET (LOSS)                                    $ (52,139)    $(184,156)    $(385,330)
                                              =========     =========     =========

NET (LOSS) PER COMMON SHARE
    Basic and Diluted
                                              $   (0.07)    $    (.23)    $    (.46)
                                              =========     =========     =========



WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                           767,044       813,028       829,736
                                              =========     =========     =========





                 See accompanying notes to financial statements.

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                        2001          2002
REVENUES

          Interest Income                            $   2,341     $   2,243
                                                     ---------     ---------

OPERATING EXPENSES

         General and administrative                     14,079        21,621
                                                     ---------     ---------


NET (LOSS)                                           $ (11,738)    $ (19,378)
                                                     =========     =========

NET (LOSS) PER COMMON SHARE
          Basic and Diluted                          $   (0.01)    $   (0.02)
                                                     =========     =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Diluted                            795,528       813,028
                                                     =========     =========










                 See accompanying notes to financial statements

                          BIO-MEDICAL AUTOMATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Cumulative
                                                                 Nine Months Ended   Amounts from January 01,
                                                                   September 30,            2000 to
                                                               2001            2002   September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITES
         Net (loss)                                         $ (52,139)     $(184,156)     $(385,330)
         Adjustment to reconcile net (loss) to net cash
            (used) by operating activities
            Stock issuance for salary                          36,000         11,000         96,000
            Stock options                                          --        130,625        130,625
            Stock issued for professional services                 --             --         18,200
            Write-off of patent                                    --             --         18,724
         Changes in assets and liabilities
            (Increase) in interest receivable                  (1,512)        (2,250)        (4,512)
            Increase (decrease) in accounts payable and
                  accrued expenses                             (1,099)        18,976
                                                            ---------      ---------      ---------
                                                                                             26,689

        Net Cash (Used) by Operating Activities               (18,750)       (18,092)      (107,317)
                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net Cash (Used) in Investing Activities                    --             --             --
                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Exercise of common stock warrants                          --             --          5,625
                                                            ---------      ---------      ---------

        Net Cash Provided by Financing Activities                  --             --          5,625
                                                            ---------      ---------      ---------

NET (DECREASE) IN CASH                                        (18,750)       (18,092)      (101,692)

CASH, BEGINNING OF PERIODS                                    360,741        341,611        425,211
                                                            ---------      ---------      ---------

CASH, END OF PERIODS                                        $ 341,991      $ 323,519      $ 323,519
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

         The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

NOTE 3. ACCOUNTS PAYABLE

         Accounts payable at September 30, 2002 includes $24,789 due to the Company's President for salary pursuant to his employment agreement.

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

Item 2.  Management Discussion and Analysis and Plan of Operations

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     Bio-Medical Automation, Inc. was incorporated as a Colorado corporation on October 13, 1983 under the name OZO Diversified Automation, Inc. In March 1999, in connection with the sale of substantially all of the Company's assets the Company changed its name to Bio-Medical Automation, Inc. ("BMA" or the "Company").

     The Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three months ended September 30, 2002 and the year ended December 31, 2001, the Company has earned no revenues from operations.

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

Results of Operations
---------------------

     For the three month periods ended September 2002 and 2001, the Company has not earned any revenues, except for interest income of $2,243 and $2,341, respectively. For the same three month periods the Company incurred expenses of $21,621 and 14,079, respectively. For the three month periods ended September 2002 and 2001, the Company sustained a net loss equal to $19,378 and 11,738, respectively. For the nine month periods ended September 2002 and 2001, the Company has not earned any revenues, except for interest income of $5,701 and $6,575, respectively. For the same nine month periods the Company incurred expenses of $189,857 and $58,714, respectively. For the nine month periods ended September 2002 and 2001, the Company sustained a net loss equal to $184,156 and $52,139, respectively. For the nine month period ended September 30, 2002 expenses increased by $131,143 as compared to the nine month period ended September 30, 2001, primarily due to the extension of the exercise period of certain stock options held by the president of the Company. Excluding the extension of the exercise period of certain stock options, expenditures of the Company were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

     During three months ended September 30, 2002, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of September 30, 2002, the Company had on hand cash in the amount of $323,519.

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


                           PART II - OTHER INFORMATION


Item 5.  Other Information

Disclosure Controls and Procedures
Required Under the Sarbanes-Oxley Act of 2002

Within 90 days prior to the date of this quarterly report on Form 10-Q for the third quarter ended September 30, 2002, the Company's President , acting as its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the President's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             99.1 Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

         b) The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2002.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 2002

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