Form 10KSB
period 2002-12-31
RIDGEFIELD ACQUISITION CORP
filed 2003-03-31
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                                          OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .
                               ----------------    ------------------

                         Commission File Number 0-16335

                          RIDGEFIELD ACQUISITION CORP.
            ---------------------------------------------------------
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

                          $0.10 Par Value Common Stock
                           ---------------------------
                                (Title of Class)


                          Bio-Medical Automation, Inc.
                          -----------------------------
                           (Former Name of Registrant)


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

The Issuer's revenues for fiscal year ended December 31, 2002, were $7,705.

The aggregate market value of the Registrant's voting stock held, as of March 27, 2003, by non-affiliates of the Registrant was $343,171.


As of March 27, 2003, Registrant had 813,028 shares of its $0.10 par value common stock outstanding.


Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ---      ---

                                     PART I

ITEM 1.  BUSINESS.

        Ridgefield Acquisition Corp. ("RAC" or the "Company") was incorporated as a Colorado corporation on October 13, 1983 under the name OZO Diversified Automation, Inc. In March 1999, in connection with the sale of substantially all of the Company's assets, the Company changed its name to Bio-Medical Automation, Inc. On April 1, 2002, the Company was administratively dissolved by the Colorado Secretary of State for failing to timely file its bi-annual registration with the Colorado Secretary of State. On January 14, 2003 the Company filed an Application for Reinstatement pursuant to Section 7-114-203 of the Colorado Revised Statutes. In connection with the reinstatement, and in accordance with Colorado corporate law, the Company changed its name from Bio-Medical Automation, Inc. to Ridgefield Acquisition Corp. The reinstatement and name change became effective on January 14, 2003 when the Application for Reinstatement was filed with the Colorado Secretary of State. Neither the administrative dissolution nor reinstatement and name change has had or will have any material effect on the holders of the securities of the Company.

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

        Following the JOT Transaction the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company determined that it would cease the development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device have been written off by the Company. The Company has never derived any revenues from the micro-robotic device.

           Since July 2000 the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the years ended December 31, 2002 and December 31, 2001, the Company has earned no revenues from operations.

           The Company's management has focused its attention on seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

     In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law to do so.

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

     The Company may require additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there are no assurances that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

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

           The Patent covers an automated system and method for microdissection of samples such as chromosomes or other biological material, and in particular, it relates to a robotic assisted microdissection system and method that significantly reduces the time and skill needed for cellular and sub-cellular dissections. Microdissection is defined as dissection under the microscope; specifically: dissection of cells and tissues by means of fine needles that are precisely manipulated by levers. The system and method covered by the Patent attempts to provide reliability and ease of operation thereby making microdissection widely available to laboratories. While the Company has never derived any revenues from the micro-robotic device, the Company plans to attempt to license or sell the technology covered by the Patent. There can be no assurances that the Company will be able to successfully market the technology covered by the Patent or that the Company will ever derive any revenues from the Patent or the technology covered by the Patent.


Subsequent Event
----------------

           During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting Patent. On March 3, 2003 the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company (the "Subsidiary"). A copy of the Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation are attached as an Exhibit to the Company's Current Report on Form 8-K filed on March 7, 2003 which is incorporated herein by reference. The Board of Directors of the Company have authorized management of the Company to transfer the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary. The Company plans to develop and exploit the Patent through the Subsidiary. There can be no assurances that the Subsidiary will be able to successfully develop and/or exploit the technology covered by the Patent.


Risk Factors Affecting Operating Results and Market Price of Stock
------------------------------------------------------------------

     Potential investors should carefully consider the risks described below before making an investment decision concerning the common stock of the Company. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

The Company Has Limited Resources
---------------------------------

     The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2002 and December 31, 2001. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the sole source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger with a target company (an "Acquisition") or through the Subsidiary's successful exploitation of the Patent. There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis, or that the Subsidiary will derive any revenues from the Patent. The current revenues of the Company may not be sufficient to fund further Acquisitions or the successful development and exploitation of the Patent. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition or exploit the Patent. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.


The Company Will Need Additional Financing in Order to Execute Its Business Plan
--------------------------------------------------------------------------------

     The Company has had only nominal revenues to date and will be entirely dependent upon its limited available financial resources to implement its business plan to complete an Acquisition or to derive any revenues from the Patent. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement its business plan, the Company will be required to seek additional financing. In addition, in the event of the consummation of an Acquisition, the Company may require additional financing to fund the operations or growth of the Target. The Company may also require additional financing to develop and exploit the Patent.


Additional Financing May Not Be Available to the Company
--------------------------------------------------------

     There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would be limited in its attempts to complete Acquisitions and to successfully develop and exploit the Patent. The inability of the Company to secure additional financing, if needed, could also have a material adverse effect on the continued existence of RAC. The Company has no arrangements with any bank or financial institution to secure financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

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

The Company May Pursue an Acquisition With a Target Operating Outside the United
States: Special Additional Risks Relating to Doing Business in a Foreign Country
--------------------------------------------------------------------------------

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


Uncertain Prospects of Technology Covered by Patent
---------------------------------------------------

           The Company has never derived any revenues from the technology covered by the Patent and there can be no assurances that the Company or the Subsidiary will be able to derive any revenues from the exploitation of the Patent. The Company through the Subsidiary will attempt to research and develop a commercial application for the technology covered by the Patent. However there can be no assurances that the Subsidiary will be able to find a commercial application for the technology covered by the Patent. Even if the Subsidiary is able to develop a commercial application for the technology covered by the Patent, there can be no assurances that the Subsidiary will be able to successfully market such application.


Competition for the Patent
--------------------------

     The Company expects to encounter competition from other entities in the medical device business with technology similar to that covered by the Patent. Many of these entities, including large drug and medical companies, bio-technology companies, venture capital partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with developing and exploiting medical technology and devices. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

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


Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

     Mr. Bronson beneficially owns and controls 801,747 shares of common stock of the Company, including options to purchase 245,000 shares of common stock, representing approximately 75.8% of the issued and outstanding shares of common stock and approximately 75.8% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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


There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

     The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of common stock. As of March 27, 2003 the Company had approximately 813,028 shares of common stock issued and outstanding and approximately 4,186,972 authorized but unissued shares of common stock available for issuance. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


The Company is Authorized to Issue Preferred Stock
--------------------------------------------------

RAC's Articles of Incorporation authorizes the designation and issuance of 1,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Colorado, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of preferred stock.


The Uncertain Structure of an Acquisition May
Result in Risks Relating to the Market for the Company's Common Stock
---------------------------------------------------------------------

     The Company may form one or more subsidiary entities to effect an Acquisition and may under certain circumstances, distribute the securities of subsidiaries to the stockholders of the Company. There cannot be any assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade.


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

Section 15(g) of the Exchange Act
---------------------------------

         The Company's shares of Common Stock are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder (the "Penny Stock Rule"), which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors.

         Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

         Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

         Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

         Rule 15g-5 requires that a broker dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

         The Company's common stock may be subject to the Penny Stock Rules. The application of the Penny Stock Rules may affect our stockholders' ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the Penny Stock Rules.

Investors Should Not Rely on Forward-Looking
Statements Because They Are Inherently Uncertain
------------------------------------------------

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


ITEM 3. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 2002 and December 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION. The Company's common stock is quoted on the OTC (Over-The-Counter) Bulletin Board and traded under the symbol ("RDGA"). The following table sets forth the range of high and low closing bid prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                 COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period              High Bid ($)          Low Bid ($)
         ------------------              ------------          -----------
           2002
         First Quarter                       3.50                      2.05
         Second Quarter                      2.50                      2.00
         Third Quarter                       2.05                      1.25
         Fourth Quarter                      2.00                      1.25

           2001
         First Quarter                       1.50                      1.00
         Second Quarter                      2.25                      1.26
         Third Quarter                       2.10                      1.90
         Fourth Quarter                      2.15                      1.77



         (b) HOLDERS. As of March 27, 2003, the Company had approximately 662 shareholders of record of its common stock, $0.10 par value.

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


         On March 21, 2003, the Board of Directors issued an option to Steven N. Bronson to purchase 150,000 shares of common stock of the Company at a purchase price of $1.65, which was equal to 110% of the closing bid price on March 21, 2003 (the "Option"), and is exercisable for a period of 5 years. The Option was issued to Mr. Bronson as consideration for the services he rendered to the Company as the Chairman and President. The Option was issued to Mr. Bronson pursuant to Section 4 (2) of the Securities Act of 1933.

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


Background
-----------

        Ridgefield Acquisition Corp. ("RAC" or the "Company") was incorporated as a Colorado corporation on October 13, 1983 under the name OZO Diversified Automation, Inc. In March 1999, in connection with the sale of substantially all of the Company's assets the Company changed its name to Bio-Medical Automation, Inc. On April 1, 2002, the Company was administratively dissolved by the Colorado Secretary of State for failing to timely file its bi-annual registration with the Colorado Secretary of State. On January 14, 2003 the Company filed an Application for Reinstatement pursuant to Section 7-114-203 of the Colorado Revised Statutes. In connection with the reinstatement, and in accordance with Colorado corporate law, the Company changed its name from Bio-Medical Automation, Inc. to Ridgefield Acquisition Corp. The reinstatement and name change became effective on January 14, 2003 when the Application for Reinstatement was filed with the Colorado Secretary of State. Neither the administrative dissolution nor reinstatement and name change has had or will have any material effect on the holders of the securities of the Company.

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

        Following the JOT Transaction the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company determined that it would cease the development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device have been written off by the Company. The Company has never derived any revenues from the micro-robotic device.

           Since July 2000 the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the years ended December 31, 2002 and December 31, 2001, the Company has earned no revenues from operations.


Acquisition Strategy
--------------------

           The Company's management has focused its attention on seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

           The Patent covers an automated system and method for microdissection of samples such as chromosomes or other biological material, and in particular, it relates to a robotic assisted microdissection system and method that significantly reduces the time and skill needed for cellular and sub-cellular dissections. Microdissection is defined as dissection under the microscope; specifically: dissection of cells and tissues by means of fine needles that are precisely manipulated by levers. The system and method covered by the Patent attempts to provide reliability and ease of operation thereby making microdissection widely available to laboratories. While the Company has never derived any revenues from the micro-robotic device, the Company plans to attempt to license or sell the technology covered by the Patent. There can be no assurances that the Company will be able to successfully market the technology covered by the Patent or that the Company will ever derive any revenues from the Patent or the technology covered by the Patent.

Subsequent Event
----------------

           During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting Patent. On March 3, 2003 the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company (the "Subsidiary"). A copy of the Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation are attached as an Exhibit to the Company's Current Report on Form 8-K filed on March 7, 2003 which is incorporated herein by reference. The Board of Directors of the Company has authorized management of the Company to transfer the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary. The Company plans to develop and exploit the Patent through the Subsidiary. There can be no assurances that the Subsidiary will be able to successfully develop and/or exploit the technology covered by the Patent.


Results of Operations
---------------------

         During the year ended December 31, 2002 ("Fiscal 02"), the Company earned no revenues from operation and generated interest income of $7,705, compared to no revenues from continuing operations and interest income in the amount of $8,335 for the year ended December 31, 2001 ("Fiscal 01").

         During Fiscal 02, the Company incurred expenses of $211,841, an increase of $110,733 compared to expenses of $101,108 for Fiscal 01. The increase was due primarily to a charge to equity of $130,625 for extending the exercise period for one year on 95,000 stock options held by the President of the Company.

         For Fiscal 02 the Company incurred a net loss of $204,136 compared to a net loss of $92,773 for Fiscal 01. The increase was due primarily to a charge to equity of $130,625 for extending the exercise period for one year on 95,000 stock options held by the President of the Company.


Liquidity and Capital Resources
-------------------------------

         During Fiscal 02, the Company satisfied its working capital needs from cash on hand at the beginning of the year, cash generated from interest income during the year and the early repayment of a $50,000 promissory note by the President of the Company. As of December 31, 2002, the Company had working capital of $323,683. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity or the development and the exploitation of the Patent. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. The Company or the Subsidiary may also need additional funds to finance the development and exploitation of the Patent. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

         The Company's future financial condition will be subject to: (1) its ability to arrange for a merger, acquisition or a business combination with an operating business on favorable terms that will result in profitability, or (2) its ability to successfully develop and exploit the Patent. There can be no assurance that the Company will be able to do so or, if it is able to do so, that the transaction will be on favorable terms not resulting in an unreasonable amount of dilution to the Company's existing shareholders.

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

         The Company may need additional funds in order to develop and commercially exploit the Patent, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to develop and commercially exploit the Patent.


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

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        37     Chairman, Chief Executive Officer and President
Leonard Hagan            51     Director
Kenneth Schwartz         47     Director

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


     Leonard Hagan has served as a director of the Company since March 25, 2000. Mr. Hagan is a certified public accountant and for the past eight years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Adelphia Capital LLC, Stacey Braun Financial Services Inc., Mallory Capital Group, LLC, Institutional Edge, LLC and Danske Securities (US), Inc. Mr. Hagan is also a director of 4net Software, Inc., a publicly traded corporation.


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


Committees of the Board of Directors
------------------------------------

     During the fiscal year ended December 31, 2002, the Board of Directors held 2 meetings. In view of the Company's lack of operations, during the year ended December 31, 2002, the Board of Directors did not have any Committees. During the fiscal year ended December 31, 2002, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee
----------------

         The Audit Committee of the Company consists of Steven N. Bronson and Leonard Hagan. The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. The Audit Committee does not meet on a regular basis, but only as circumstances require.


Section 16(a) Beneficial Ownership Compliance
---------------------------------------------

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


ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table(1)

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by RAC's chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position           Fiscal year  Annual Salary   Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President          2002       $48,000             0              0
                           2001       $48,000(2)          0              0
                           2000       $48,000(3)          0              0

Alvin L. Katz(4)           2002          0                0              0
                           2001          0                0              0
                           2000          0                0              0
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

(3) On May 5, 2000, the Board of Directors authorized the issuance of 64,000 shares of RAC common stock (valued at $.75 per share on the date of issuance) to its President, in lieu of his annual salary of forty-eight thousand dollars ($48,000) for the period of March 25, 2000 through March 24, 2001.

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

      Long Term Incentive Plan. The Company has no long-term incentive plan.


Compensation of Directors
-------------------------

     In fiscal year ended December 31, 2002, no cash compensation was paid to our directors for their services as directors. However, on March 21, 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years.


Employment Contracts
--------------------

     On March 24, 2001, the Company entered into an Employment Agreement with Steven N. Bronson, the President of the Company. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year        Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President     $48,000         1 year

     A copy of Mr. Bronson's Employment Agreement is attached as an Exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated by reference. On March 21, 2003, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another 1 year term. Additionally, on March 21, 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 25, 2003, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Bio-Medical Automation, Inc., 10 South Street, Suite 202, Ridgefield, Connecticut 06877.

                                                      Number of        Percent
Name and Address      Company Position               Shares owned      of class
----------------      ----------------               ------------      --------
Steven N. Bronson     Chairman, CEO                   801,747(2)(3)      75.8%
                      and President

Kenneth Schwartz      Director                         22,500(4)           *

Leonard Hagan         Director                           5,000             *

All directors and executive officers
as a group (3 persons)                                 829,247           78.8%
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

(2) Includes options to purchase 95,000 shares of RAC common stock at an exercise price of $1.125 per share, and such options are set to expire on June 24, 2003 and options to purchase 150,000 shares of RAC common stock at an exercise price of $1.65 per share, and such options are set to expire on March 21, 2008.

(3) This amount does not include 33,500 shares of RAC common stock owned by Mr. Bronson's spouse. Mr. Bronson expressly disclaims beneficial ownership of the shares owned by his spouse.

(4) This amount includes 17,500 shares of common stock owned by Dr. Schwartz's spouse, and Dr. Schwartz expressly disclaims beneficial ownership of the shares owned by his spouse.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the fiscal year ended December 31, 2002.


     Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. The Company entered into a Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, with Catalyst Financial (the "M&A Advisory Agreement"). Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to 4net Software in connection with the Company's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee in the amount of five percent (5%) of the total consideration of the specific transaction (the "M&A Fee"). The maximum amount of the M&A Fee is $500,000 for any single transaction. The term of the Mergers and Acquisitions Advisory Agreement is three years. A copy of the M&A Advisory Agreement is attached as an exhibit hereto and is incorporated herein by reference.


      During the fiscal year ended December 31, 2002, the Company paid Hagan
& Burns CPAs P.C. approximately $5,000 for accounting services. Leonard Hagan, a director of the Company, is a fifty percent (50%) owner of Hagan & Burns CPAs P.C.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS:

         Independent Auditors' Report

         Balance Sheet--As of December 31, 2002

         Statements of Operations--Years Ended December 31, 2002, and 2001 and Cumulative Amounts from January 1, 2000 through December 31, 2002

         Statements of Stockholders' Equity--Years Ended December 31, 2000, 2001, and 2002

         Statements of Cash Flows for the Years Ended December 31, 2002, and 2001 and Cumulative Amounts from January 1, 2000 through December 31, 2002

         Notes to Financial Statements

     (b) 8-K REPORTS:

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2001. However, on March 7, 2003, the Company filed a Current Report of Form 8-K disclosing the Company's name change and the formation of a wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation, which is incorporated herein by reference.

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

         10.1 OEM Purchase Agreement dated January 15, 1990, between the Company and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

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


Item 14.   Control and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our president has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.


        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003


                                       RIDGEFIELD ACQUISITION CORP.,
                                         a Colorado corporation


                                       By: /s/ Steven N. Bronson
                                           ------------------------------------
                                           Steven N. Bronson, CEO and President
                                           Principle Executive Officer as
                                           Registrant's duly authorized officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 31, 2003
of the Board of Directors
Principal Executive Officer
March 31, 2003


/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 31, 2003

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Independent Auditor's Report                                         F - 2

Balance Sheet
       December 31, 2002                                             F - 3

Statements of Operations
       Years Ended December 31, 2002 and 2001 and Cumulative
       Amounts from January 1, 2000 to December 31, 2002             F - 4

Statements of Stockholders' Equity
       Years Ended December 31, 2000, 2001 and 2002                  F - 5

Statements of Cash Flows
       Years Ended December 31, 2002 and 2001
       and Cumulative Amounts from January 1, 2000 to
       December 31, 2002                                         F - 6 -- F - 7

Notes to Financial Statements                                   F - 8 -- F - 15

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders RIDGEFIELD ACQUISITION CORP.


We have audited the accompanying balance sheet of Ridgefield Acquisition Corp. (formerly Bio-Medical Automation, Inc.) (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002 and cumulative amounts from January 1, 2000 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. (formerly Bio-Medical Automation, Inc.) as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and cumulative amounts from January 1, 2000 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



                              Wheeler Wasoff, P.C.

Denver, Colorado
March 24, 2003

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS


CURRENT ASSETS
    Cash                                                             $  346,165
                                                                     ----------

       Total Current Assets                                             346,165
                                                                     ----------


                                                                     $  346,165
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $   22,482
                                                                     ----------

       Total Current Liabilities                                         22,482
                                                                     ----------


STOCKHOLDERS' EQUITY (Notes 3 & 5)
   Preferred stock - $.10 par value; authorized - 1,000,000 shares
         Issued - none                                                       --
   Common stock - $.10 par value; authorized - 5,000,000 shares
         Issued and outstanding - 813,028 shares                         81,303
   Capital in excess of par value                                     1,595,509
   Accumulated (deficit)                                               (947,820)
   (Deficit) accumulated during the development stage                  (405,309)
                                                                     ----------

                                                                        323,683
                                                                     ----------

                                                                     $  346,165
                                                                     ==========

   The accompanying notes are an integral part of these financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                           Cumulative
                                                           Amounts from
                                       Years Ended       January 01, 2000
                                        December 31,      to December 31,
                                     2002         2001        2002
REVENUES
      Interest income             $   7,705    $   8,335    $  21,599
                                  ---------    ---------    ---------

OPERATING EXPENSES
    General and administrative       81,216      101,108      277,559
    Employee stock options          130,625           --      130,625
      Write-off of patent                --           --       18,724
                                  ---------    ---------    ---------

                                    211,841      101,108      426,908
                                  ---------    ---------    ---------

NET (LOSS)                        $(204,136)   $ (92,773)   $(405,309)
                                  =========    =========    =========

NET (LOSS) PER COMMON SHARE
    Basic and Diluted             $   (0.25)   $   (0.12)   $   (0.53)
                                  =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted               813,028      777,444      758,619
                                  =========    =========    =========





   The accompanying notes are an integral part of these financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                                                                        (Deficit)
                                                                                                                       Accumulated
                                                Common Stock        Capital                                               During
                                                                   in Excess      Note        Deferred    Accumulated  Development
                                              Shares     Amount   of Par Value  Receivable  Compensation   (Deficit)      Stage
Balance, January 1, 2000                       643,128  $ 64,313  $ 1,312,049   $       --   $       --   $ (947,820)  $        --
                                           -----------  --------  -----------   ----------   ----------   ----------   -----------
Issuance of common stock to officer for
deferred compensation, valued at $.75           64,000     6,400       41,600           --      (48,000)          --            --
per share
Deferred compensation earned                        --        --           --           --       37,000           --            --
Net (loss)                                          --        --     (108,400)
                                           -----------  --------  -----------   ----------   ----------   ----------   -----------
Balance, December 31, 2000                     707,128    70,713    1,353,649           --      (11,000)    (947,820)     (108,400)
Issuance of common stock to officer for
deferred compensation, valued at $1.25
per share                                       38,400     3,840       44,160           --      (48,000)          --            --
Deferred compensation earned
                                                    --        --           --           --       48,000           --            --
Issuance of common stock for services,
valued at $1.82 per share                       10,000     1,000       17,200           --           --           --            --
Exercise of common stock warrants for
cash at $.75 per share                           7,500       750        4,875           --           --           --            --
Exercise of common stock warrants at
$1.00 per share                                 50,000     5,000       45,000      (50,000)          --           --            --
Net (loss)                                          --        --           --           --           --           --       (92,773)
                                           -----------  --------  -----------   ----------   ----------   ----------   -----------
Balance, December 31, 2001                     813,028    81,303    1,464,884      (50,000)     (11,000)    (947,820)     (201,173)
Deferred compensation earned                        --        --           --           --       11,000           --            --
Repayment of note receivable                        --        --           --       50,000           --           --            --
Stock options issued as compensation                --        --      130,625           --           --           --            --
Net (loss)                                          --        --           --           --           --           --      (204,136)
                                           -----------  --------  -----------   ----------   ----------   ----------   -----------
Balance, December 31, 2002                     813,028  $ 81,303  $ 1,595,509   $       --   $       --   $ (947,820)  $  (405,309)
                                           ===========  ========  ===========   ==========   ==========   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative
                                                                              Years Ended         Amounts from
                                                                              December 31,     January 1, 2000 to
                                                                            2002         2001  December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITES
     Net (loss)                                                          $(204,136)   $ (92,773)   $(405,309)
     Adjustment to reconcile net (loss) to net cash(used) by operating
          Activities
          Stock issuance for salary                                         11,000       48,000       96,000
          Stock issuance for professional services                              --       18,200       18,200
          Stock options compensation                                       130,625           --      130,625
          Write-off of patent                                                   --           --       18,724
     Changes in assets and liabilities
          Decrease (increase) in note and interest receivable               52,262       (2,262)      50,000
          Increase (decrease) increase in accounts payable and accrued
          expenses                                                          14,803        4,080        7,089
                                                                         ---------    ---------    ---------

     Net cash provided (used) by operating activities                        4,554      (24,755)     (84,671)
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash (used) in investing activities                                    --           --           --
                                                                         ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of common stock warrants                                          --        5,625        5,625
                                                                         ---------    ---------    ---------

     Net cash provided by financing activities                                  --        5,625        5,625
                                                                         ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                              4,554      (19,130)     (79,046)

CASH, BEGINNING OF PERIODS                                                 341,611      360,741      425,211
                                                                         ---------    ---------    ---------

CASH, END OF PERIODS                                                     $ 346,165    $ 341,611    $ 346,165
                                                                         =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
          CUMULATIVE AMOUNTS FROM JANUARY 1, 2000 TO DECEMBER 31, 2002


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

During the year ended December 31, 2002, the Company charged to equity the $130,625 value of employee stock options issued to the Company's President.














   The accompanying notes are an integral part of these financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Ridgefield Acquisition Corp. (formerly Bio-Medical Automation, Inc.) (the Company) was incorporated under the laws of the State of Colorado on October 13, 1983 (see Note 8). The Company had been engaged in the design, manufacture and marketing of robotic workstations for the electronics industry, including routing and depaneling workstations predominately to entities in North America and the Pacific Rim. In November 1998 the Company entered into an Asset Purchase Agreement (the "JOT Agreement") with JOT Automation, Inc. (JOT) a wholly owned Texas subsidiary of JOT Automation Group OYJ, a Finnish corporation. Pursuant to the agreement, the Company sold JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets. The sale was completed on March 9, 1999.

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

         (LOSS) PER COMMON SHARE

         Basic (loss) per common share is calculated by dividing net (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of warrants and options. There is no difference in the calculation of basic and diluted loss per share for any period presented. Convertible equity instruments are not considered in the calculation of loss per share, as their inclusion would be antidilutive.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the company has cash in banks in excess of federally insured amounts. At December 31, 2002, there were no cash equivalents.

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

         STOCK BASED COMPENSATION

         The company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of SFAS 123, for the stock options granted to the employees and directors of the Company. In 2002, the Company recognized compensation expese of $130,625 for options granted to its President below the market price, based on the difference between the exercise price and market price on the date of grant. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2002 would have been increased to the pro forma amounts indicated below:

                          Net (loss)
                              As reported                          $ (204,136)
                              Pro forma                              (220,126)

                          Net (loss) per share
                              As reported                                (.25)
                              Pro forma                                  (.27)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2002: no dividend yield; expected volatility of 90%; risk-free interest rate of 3%; and expected life of one year.

         There were no options granted in 2001.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

         In February 2000, the Company entered into an agreement with a shareholder which resulted in a change in control of the Company. The agreement specified that the Company owns certain intellectual property consisting of the patent application and a related Technology License Agreement. In June 2000, the Company decided not to pursue further research and development or sale of the patent and has written-off the capitalized costs.

         In 2002, the Company received its patent for the micro-robotic device from the U.S. Patent Office.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will assess the recoverability of the carrying cost of long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use. If assets are determined to be impaired, then the asset is written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures (quoted market prices or third-party offers).

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. At December 31, 2002, cash in excess of federally insured amounts was approximately $246,000.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liablity recognition, (2) initial measurement of the liability, (3) allocation of assets retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosure. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated ot expense using a systematic and rational method. The provision of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

         In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94.3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

         In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since reentering the development stage, effective January 1, 2000, of $405,309. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2002, the Company has no principal operations or revenue producing activities.

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

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

         Common shares issued for non-cash consideration are valued at the trading price of the Company's common stock as of the date the shares were approved for issuance.

         WARRANTS

         During 2001, warrants were exercised by the Company's President to acquire 7,500 shares of common stock for cash at $.75 per share, and 50,000 shares at $1.00 per share for a promissory note in the amount of $50,000 (Note 5). All remaining outstanding warrants expired in 2001.

         OPTIONS

         The status of outstanding options granted by the Company is as follows:

                                                             Weighted
                                                      No.      Avg     Weighted
                                                      of     Exercise     Avg
                                                    Shares    Price   Fair Value

           Options Outstanding - January 1, 2001    145,000   $ 1.15      $ .48
                            (145,000 exercisable)
           Granted                                        -
                                                   --------
           Options Outstanding - December 31, 2001  145,000     1.15        .48
                            (145,000 exercisable)
           Expired                                 (120,000)    1.13        .51
           Granted                                   95,000     1.13       1.54
                                                   --------
           Options Outstanding - December 31, 2002  120,000     1.15       1.29
                            (145,000 exercisable)  ========


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 90%; discount rate of 3.0%; and expected life of 1 year. No options were exercised or forfeited during 2001.

         At December 31, 2002, the number of options exercisable was 120,000, the weighted average exercise price of these options was $1.15, the weighted average remaining contractual life of the options was .4 years and the exercise price was $1.13 to $1.25 per share.

NOTE 4 - INCOME TAXES

         At December 31, 2002 and 2001, the Company has net operating loss carryforwards totaling approximately $944,000 and $870,000, respectively, that may be offset against future taxable income through 2022 and research and development credits of approximately $69,000 through 2013. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (CONTINUED)

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $179,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit of the loss carryforward, $14,000 and $18,000 is applicable to 2002 and 2001, respectively.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.

         There is no current or deferred tax expense for the years ended December 31, 2002 and 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

         In May 2000, the Board of Directors authorized the issuance of 64,000 shares of common stock (valued at $.75 per share) to the President of the Company in lieu of a salary of $48,000. At December 31, 2000, the President had earned $37,000, and the balance of $11,000 was earned during 2001.

         In March 2001, the Company issued 38,400 shares of common stock (valued at $1.25 per share) to the President of the Company in lieu of a salary of $48,000. At December 31, 2001, the President had earned $37,000 and the balance of $11,000 was earned in 2002.

         In March 2001, the Company loaned the President $50,000 at 6.0%, uncollateralized, due March 30, 2003, to exercise warrants to purchase 50,000 shares of the Company's common stock at $1.00 per share. In December 2002, the President of the Company repaid the loan of $50,000 and accrued interest of $5,153.

         In November 2001, the Company issued 5,000 shares of common stock (valued at $1.82 per share) to each of two members of the Board of Directors as compensation for services.

         In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement is for a three year period, terminating November, 2004. As of December 31, 2002, no merger had been completed under the agreement.

         During 2002 and 2001, the Company incurred approximately $5,000 and $6,600, respectively, in professional fees to a firm managed by a member of the Board of Directors.

         In March 2002, the Board of Directors renewed the President's employment agreement for one year at an annual salary of 48,000.

                          RIDGEFIELD ACQUISITION CORP.
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2002 and 2001.

NOTE 7 - COMPREHENSIVE INCOME

         There are no adjustments necessary to net income (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".

NOTE 8 - SUBSEQUENT EVENTS

(a) On January 14, 2003, in connection with its reinstatement as an active corporation in the State of Colorado, the Company changed its name from Bio-Medical Automation, Inc. to Ridgefield Acquisition Corp.
(b) On February 27, 2003, the Board of Directors of the Company authorized the formation of a Nevada corporation named Bio-Medical Automation, Inc. and authorized the management of the Company to transfer the Company's right title and interest in its patent (see
              Note 1) to Bio-Medical Automation, Inc. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company.
(c) On March 21, 2003, the Board of Directors renewed the President's employment agreement through March 2004 with an annual salary of $48,000, and granted the President an option to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years.

       Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         By Principal Executive Officer and Principal Financial Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Steven N. Bronson, certify that:

1. I have reviewed this annual report on Form 10-KSB for the period ended December 31, 2002 filed on behalf of Ridgefield Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003.
                                            /s/ Steven N. Bronson
                                            ----------------------------------
                                            Steven N. Bronson, President

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
99.1        President's Written Certification Of Financial Statements
            Pursuant to 18 U.S.C. Statute 1350.