Form 10QSB
period 2003-03-31
RIDGEFIELD ACQUISITION CORP
filed 2003-05-15
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2003.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                    to
                                      ------------------    ------------------

       Commission file number

                          Ridgefield Acquisition Corp.
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
Yes   X    No
    -----     -----

As of May 12, 2003 the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB
                                 MARCH 31, 2003


                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of December 31, 2002 and
                  March 31, 2003 (unaudited)                                  3

         Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2002 and 2003, Cumulative Amounts from
                  January 1, 2000 through March 31, 2003 (unaudited)          4

         Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2002 and 2003, Cumulative Amounts from
                  January 1, 2000 through March 31, 2003 (unaudited)          5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management's Plan Of Operations                                      7

PART II - OTHER INFORMATION                                                  11

Item 5.  Other Information                                                   11

Item 6.  Exhibits & Reports on Form 8-K                                      11

SIGNATURES                                                                   12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,   March 31, 2003
                                                                         2002         (Unaudited)
                                                 ASSETS
CURRENT ASSETS
    Cash                                                              $   346,165     $   324,011
                                                                      -----------     -----------

        Total Current Assets                                              346,165         324,011
                                                                      -----------     -----------

                                                                      $   346,165     $   324,011
                                                                      ===========     ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $    22,482     $    26,991
                                                                      -----------     -----------

        Total Current Liabilities                                          22,482          26,991
                                                                      -----------     -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                         81,303          81,303
    Capital in excess of par value                                      1,595,509       1,595,509
    Accumulated (deficit)                                                (947,820)       (947,820)
    (Deficit) accumulated during the development stage                   (405,309)       (431,972)
                                                                      -----------     -----------

                                                                          323,683         297,020
                                                                      -----------     -----------

                                                                      $   346,165     $   324,011
                                                                      ===========     ===========

          See accompanying notes to consolidated financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Cumulative
                                      Three Months Ended      Amounts from
                                           March 31,        January 1, 2000
                                                                  to
                                      2002          2003     March 31, 2003

REVENUES
      Interest income              $   1,579     $   1,237     $  22,836
                                   ---------     ---------     ---------

OPERATING EXPENSES
    General and administrative        22,610        27,899       305,459
    Employee stock options           130,625
    Patent write-off                      --            --        18,724
                                   ---------     ---------     ---------
                                      22,610        27,899       454,808
                                   ---------     ---------     ---------


NET (LOSS)                         $ (21,031)    $ (26,662)    $(431,972)
                                   =========     =========     =========

NET (LOSS) PER COMMON SHARE        $   (0.03)    $   (0.03)    $    (.57)
                                   =========     =========     =========
    Basic and Diluted

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                813,023       813,028       762,752
                                   =========     =========     =========


          See accompanying notes to consolidated financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Cumulative
                                                                      Three Months Ended    Amounts from
                                                                           March 31,       January 1, 2000
                                                                                                  to
                                                                       2002          2003   March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITES
        Net income (loss)                                          $ (21,031)    $ (26,662)    $(431,972)
        Adjustment to reconcile net income (loss) to net cash
            provided (used) by operating activities
            Stock issuance for salary                                 11,000            --        96,000
            Stock issued for professional services                        --            --        18,200
            Stock options compensation                                    --            --       130,625
            Write-off of patent                                           --            --        18,724
            Changes in assets and liabilities
            (Increase) decrease in note and interest receivable         (750)           --        50,000
            Increase (decrease) in accounts payable and
                    accrued expenses                                   4,610         4,508        11,597
                                                                   ---------     ---------     ---------

        Net Cash (Used) by Operating Activities                       (6,171)      (22,154)     (106,826)
                                                                   ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        Net Cash (Used) in Investing Activities                           --            --            --
                                                                   ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Exercise of common stock warrants                                 --            --         5,625
                                                                   ---------     ---------     ---------

        Net Cash Provided by Financing Activities                         --            --         5,625
                                                                   ---------     ---------     ---------

NET (DECREASE) IN CASH                                                (6,171)      (22,154)     (101,201)

CASH, BEGINNING OF PERIODS                                           341,611       346,165       425,212
                                                                   ---------     ---------     ---------

CASH, END OF PERIODS                                               $ 335,440     $ 324,011     $ 324,011
                                                                   =========     =========     =========

          See accompanying notes to consolidated financial statements.

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On January 14, 2003, in connection with its reinstatement as an active corporation in the State of Colorado, the Company changed its name from Bio-Medical Automation, Inc. to Ridgefield Acquisition Corp.

On February 27, 2003, the Board of Directors of the Company authorized the formation of a Nevada corporation named Bio-Medical Automation, Inc. and authorized the management of the Company to transfer the Company's rights, title and interest in its patent to Bio-Medical Automation, Inc. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company.

The accompanying financials statements as of March 31, 2003 and for the three months then ended include the accounts of the company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $431,972 through March 31, 2003. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2003, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

NOTE 2 - RELATED PARTY TRANSACTIONS

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

Item 2.  Management Discussion and Analysis and Plan of Operations

         The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Acquisition Strategy
--------------------

           The Company's acquisition strategy is focused on seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

Results of Operations
---------------------

         For the three months ended March 31, 2003, the Company has not earned any revenues, except for interest income of $1,237. For the same period the Company incurred general and administrative expenses of $27,899 resulting in a net loss from operations equal to $26,662. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

         During three months ended March 31, 2003, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of March 31, 2003, the Company had on hand cash in the amount of $324,011.

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

         Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

     On March 24, 2001, the Company entered into an Employment Agreement with Steven N. Bronson, the President of the Company. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year        Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President     $48,000         1 year

     A copy of Mr. Bronson's Employment Agreement is attached as an Exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated by reference. On March 21, 2003, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another one (1) year term. Additionally, on March 21, 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years.


Disclosure Controls and Procedures
----------------------------------

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


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

            99.1 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.


         b) On March 7, 2003, the Company filed a Current Report of Form 8-K disclosing the Company's name change and the formation of a wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation, which is incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 2003


                                     RIDGEFIELD ACQUSITION CORP.


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


I, Steven N. Bronson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003.


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