Form 10QSB
period 2003-06-30
RIDGEFIELD ACQUISITION CORP
filed 2003-08-04
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2003.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                   to
                                      -----------------    -----------------

         Commission file number

                          Ridgefield Acquisition Corp.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter.)

          Colorado                     0-16335                  84-0922701
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

As of July 28, 2003 the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes              No   X
    -----           -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB
                                  JUNE 30, 2003




                                                                            Page

PART I - FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements                                                3

         Consolidated Balance Sheets as of December 31, 2002 and
                  June 30, 2003 (unaudited)                                  3

         Consolidated Statements of Operations for the Six Months Ended
                  June 30, 2002 and 2003, Cumulative Amounts from
                  January 1, 2000 through June 30, 2003 (unaudited)          4

         Consolidated Statements of Operations for the Three Months Ended
                  June 30, 2002 and 2003 (unaudited)                         5

         Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2002 and 2003, Cumulative Amounts from
                  January 1, 2000 through June 30, 2003 (unaudited)          6

         Notes to Consolidated Financial Statements                          7


Item 2.  Management's Plan Of Operations                                     8

PART II - OTHER INFORMATION                                                 12

Item 5.  Other Information                                                  12

Item 6.  Exhibits & Reports on Form 8-K                                     12

SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,   June 30, 2003
                                                                        2002        (Unaudited)
                                                ASSETS

CURRENT ASSETS
    Cash                                                             $   346,165    $   311,129
                                                                     -----------    -----------

        Total Current Assets                                             346,165        311,129
                                                                     -----------    -----------

                                                                     $   346,165    $   311,129
                                                                     ===========    ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    22,482    $    30,761
                                                                     -----------    -----------

        Total Current Liabilities                                         22,482         30,761
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                        81,303         81,303
    Capital in excess of par value                                     1,595,509      1,595,509
    Accumulated (deficit)                                               (947,820)      (947,820)
    (Deficit) accumulated during the development stage                  (405,309)      (448,624)
                                                                     -----------    -----------

                                                                         323,683        280,368
                                                                     -----------    -----------

                                                                     $   346,165    $   311,129
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Cumulative
                                       Six Months Ended      Amounts from
                                            June 30,      January 1, 2000 to
                                                             June 30, 2003
                                      2002          2003

REVENUES
      Interest income              $   3,458     $   2,024     $  23,623
                                   ---------     ---------     ---------

OPERATING EXPENSES
    General and administrative        37,612        45,339       322,898
    Employee stock options           130,625            --       130,625
    Patent write-off                      --            --        18,724
                                   ---------     ---------     ---------

                                     168,237        45,339       472,247
                                   ---------     ---------     ---------


NET (LOSS)                         $(164,779)    $ (43,315)    $(448,624)
                                   =========     =========     =========

NET (LOSS) PER COMMON SHARE
    Basic and Diluted              $   (0.20)    $   (0.05)    $   (0.59)
                                   =========     =========     =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted                813,028       813,028       766,337
                                   =========     =========     =========





          See accompanying notes to consolidated financial statements.

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                         June 30,
                                                    2002          2003

REVENUES
          Interest Income                        $   1,879     $     787
                                                 ---------     ---------

OPERATING EXPENSES

         General and administrative                 15,002        17,440
         Compensation expense - stock options      130,625            --
                                                 ---------     ---------

                                                   145,627        17,440
                                                 ---------     ---------

NET (LOSS)                                       $(143,748)    $ (16,653)
                                                 =========     =========

NET (LOSS) PER COMMON SHARE
          Basic and Diluted                      $   (0.18)    $   (0.02)
                                                 =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Diluted                        813,028       813,028
                                                 =========     =========



           See accompanying notes to consolidated financial statements

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Cumulative
                                                                            Six Months Ended       Amounts from
                                                                                 June 30,       January 1, 2000 to
                                                                                                   June 30, 2003
                                                                            2002          2003
CASH FLOWS FROM OPERATING ACTIVITES
        Net income (loss)                                                $(164,779)    $ (43,315)    $(448,624)
        Adjustment to reconcile net income (loss) to net cash
             provided (used) by operating activities
             Stock issuance for salary                                      11,000            --        96,000
             Stock issued for professional services                             --            --        18,200
             Stock options compensation                                    130,625            --       130,625
             Write-off of patent                                                --            --        18,724
             Changes in assets and liabilities
                  (Increase) decrease in note and interest receivable       (1,500)           --        50,000
              Increase (decrease) in accounts payable and
                    accrued expenses                                        12,505         8,279        15,368
                                                                         ---------     ---------     ---------

        Net Cash (Used) by Operating Activities                            (12,149)      (35,036)     (119,707)
                                                                         ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        Net Cash (Used) in Investing Activities                                 --            --            --
                                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                                  --            --         5,625
                                                                         ---------     ---------     ---------

        Net Cash Provided by Financing Activities                               --            --         5,625
                                                                         ---------     ---------     ---------

NET (DECREASE) IN CASH                                                     (12,149)      (35,036)     (114,082)

CASH, BEGINNING OF PERIODS                                                 341,611       346,165       425,211
                                                                         ---------     ---------     ---------

CASH, END OF PERIODS                                                     $ 329,462     $ 311,129     $ 311,129
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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

The accompanying financials statements as of June 30, 2003 and for the six months then ended include the accounts of the company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $448,624 through June 30, 2003. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of June 30, 2003, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

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

Acquisition Strategy
--------------------

         The Company is primarily engaged in seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

The Company's U.S. Patent
--------------------------

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

         During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting Patent. On March 3, 2003 the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company (the "Subsidiary"). A copy of the Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation are attached as an Exhibit to the Company's Current Report on Form 8-K filed on March 7, 2003 which is incorporated herein by reference. The Board of Directors of the Company has authorized management of the Company to transfer the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary. The transfer of the Patent to the Subsidiary became effective in the quarter ended June 30, 2003. The Company plans to develop and exploit the Patent through the Subsidiary. There can be no assurances that the Subsidiary will successfully develop and/or exploit the technology covered by the Patent.

Results of Operations
---------------------

         For the six months ended June 30, 2003, the Company has not earned any revenues, except for interest income of $2,024. For the same period the Company incurred general and administrative expenses of $45,339 resulting in a net loss from operations equal to $43,315. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

         During three months ended June 30, 2003, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of June 30, 2003, the Company had on hand cash in the amount of $311,129.

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

                           PART II - OTHER INFORMATION


Item 5.  Other Information


Disclosure Controls and Procedures
----------------------------------

         Under the supervision and with the participation of our principal executive officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the quarterly report, and, based on such evaluation, our president has concluded that these controls and procedures are effective. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

            99.1 President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

            99.2 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.


         b. Reports on Form 8-K.

         During the quarter ended June 30, 2003, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 29, 2003


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

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
99.1        President's Statement Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002 By Principal Executive Officer and Principal Financial
            Officer Regarding Facts and Circumstances Relating to Exchange Act
            Filings

99.2 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.