Form 10QSB
period 2003-09-30
RIDGEFIELD ACQUISITION CORP
filed 2003-11-14
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2003.

         OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                  to
                                        ----------------    ----------------

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

                                 (203) 894-9755
                           ---------------------------
                           (Issuer's telephone number,
                              including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No
    ---             ---

As of November 12, 2003 the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes              No  X
    ---             ---

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                                   FORM 10-QSB
                               SEPTEMBER 30, 2003





                                                                          Page

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

         Consolidated Balance Sheets as of December 31, 2002 and
                  September 30, 2003 (unaudited)                            3

         Consolidated Statements of Operations for the Nine Months Ended
                  September 30, 2002 and 2003, Cumulative Amounts from
                  January 1, 2000 through September 30, 2003 (unaudited)    4

         Consolidated Statements of Operations for the Three Months Ended
                  September 30, 2002 and 2003 (unaudited)                   5

         Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2002 and 2003, Cumulative Amounts from
                  January 1, 2000 through September 30, 2003 (unaudited)    6

         Notes to Consolidated Financial Statements                         7


Item 2.  Management's Plan Of Operations                                    9

PART II - OTHER INFORMATION                                                 13

Item 5.  Other Information                                                  13

Item 6.  Exhibits & Reports on Form 8-K                                     13

SIGNATURES                                                                  14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31, September 30, 2003
                                                                         2002         (Unaudited)
                                        ASSETS
CURRENT ASSETS
    Cash                                                              $   346,165     $   306,450
    Prepaid expenses                                                           --           1,120
                                                                      -----------     -----------
                                                                          346,165         307,570
                                                                      -----------     -----------
        Total Current Assets

                                                                      $   346,165     $   307,570
                                                                      ===========     ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $    22,482     $    43,054
                                                                      -----------     -----------

        Total Current Liabilities                                          22,482          43,054
                                                                      -----------     -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                         81,303          81,303
    Capital in excess of par value                                      1,595,509       1,595,509
    Accumulated (deficit)                                                (947,820)       (947,820)
    (Deficit) accumulated during the development stage                   (405,309)       (464,476)
                                                                      -----------     -----------

                                                                          323,683         264,516
                                                                      -----------     -----------

                                                                      $   346,165     $   307,570
                                                                      ===========     ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Cumulative
                                      Nine Months Ended      Amounts from
                                        September 30,      January 1, 2000 to
                                                              September 30,
                                     2002          2003           2003
REVENUES
      Interest income              $   5,701     $   2,791     $  24,389
                                   ---------     ---------     ---------

OPERATING EXPENSES
    General and administrative        59,232        61,958       339,516
    Employee stock options           130,625            --       130,625
      Patent write-off                    --            --        18,724
                                   ---------     ---------     ---------
                                     189,857        61,958       488,865
                                   ---------     ---------     ---------


NET LOSS                           $(184,156)    $ (59,167)    $(464,476)
                                   =========     =========     =========

NET LOSS PER COMMON SHARE
    Basic                          $   (0.23)    $   (0.07)    $   (0.61)
                                   =========     =========     =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                            813,028       813,028       766,337
                                   =========     =========     =========






          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                     September 30,
                                                  2002          2003

REVENUES                                       $   2,243     $     766
                                               ---------     ---------
          Interest Income

OPERATING EXPENSES

         General and administrative               21,621        16,619
                                               ---------     ---------




NET LOSS                                      $  (19,378)    $ (15,853)
                                               =========     =========

NET LOSS PER COMMON SHARE
          Basic                                $   (0.02)    $   (0.02)
                                               =========     =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic                                  813,028       813,028
                                               =========     =========





           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Cumulative
                                                                            Nine Months Ended       Amounts from
                                                                               September 30,     January 1, 2000 to
                                                                                                    September 30,
                                                                            2002          2003          2003
CASH FLOWS FROM OPERATING ACTIVITES
        Net loss                                                         $(184,156)    $ (59,167)    $(464,476)
        Adjustment to reconcile net loss to net cash
             used in operating activities
             Stock issuance for salary                                      11,000            --        96,000
             Stock issued for professional services                             --            --        18,200
             Stock options compensation                                    130,625            --       130,625
             Write-off of patent                                                --            --        18,724
             Changes in assets and liabilities
                  Increase in prepaid expenses                                  --        (1,120)       (1,120)
                  (Increase) decrease in note and interest receivable       (2,250)       50,000

              Increase in accounts payable and
                   accrued expenses                                         18,976        20,572        27,661
                                                                         ---------     ---------     ---------


        Net Cash Used in Operating Activities                              (18,092)      (39,715)     (124,386)
                                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                                  --            --         5,625
                                                                         ---------     ---------     ---------

        Net Cash Provided by Financing Activities                               --            --         5,625
                                                                         ---------     ---------     ---------

NET DECREASE IN CASH                                                       (18,092)      (39,715)     (118,761)

CASH, BEGINNING OF PERIODS                                                 341,611       346,165       425,211
                                                                         ---------     ---------     ---------

CASH, END OF PERIODS                                                     $ 323,519     $ 306,450     $ 306,450
                                                                         =========     =========     =========

          See accompanying notes to consolidated financial statements.

        The unaudited financial statements included herein were prepared from the records of Ridgefield Acquisition Corp. (the "Company") in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's December 31, 2002 Form 10-KSB.

         The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The accompanying financial statements as of September 30, 2003 and for the nine months then ended include the accounts of the company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $464,476 through September 30, 2003. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of September 30, 2003, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company is currently earning. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account. On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst Financial, LLC ("Catalyst"). Catalyst is a broker-dealer registered with the U.S. Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc. Catalyst is owned and controlled by the Company's Chairman and Chief Executive Officer. Catalyst has agreed to charge the Company commissions of no more that $.02 per share with a minimum charge of $75 per trade on securities transactions.

NOTE 2 - RELATED PARTY TRANSACTIONS

On March 21, 2003, the Board of Directors renewed the President's employment agreement through March 2004 with an annual salary of $48,000, and granted the President an option to purchase 150,000 shares of the Company's common stock, for a period of five years, at an exercise price of $1.20 per share, which was equal 110% of the closing market price as of the date of grant.

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

     Since July 2000 the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the period from January 1, 2003 through September 30, 2003 and the years ended December 31, 2002 and December 31, 2001, the Company has earned no revenues other than interest income from investments.

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

     On March 19, 2002, the Company was awarded United States Patent No. US 6,358,749 B1 for the "Automated System for Chromosome Microdissection and Method of Using Same" (the "Patent").

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

Investment Strategy
-------------------

     On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return then the Company is currently earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account.

     In furtherance of the Company's investment strategy the Company opened a brokerage account with Catalyst Financial LLC ("Catalyst"), a broker-dealer registered with the U.S. Securities and Exchange Commission and a member in good standing with the National Association of Securities Dealers, Inc. Catalyst is owned and controlled by Steven N. Bronson, the Company's Chairman and Chief Executive Officer. Catalyst has agreed to charge the Company commissions of no more that $.02 per share with a minimum of $75 per trade on securities transactions. The Board approved the commission structure to be charged by Catalyst. Mr. Bronson abstained from voting on all Board resolutions concerning the Company's investment strategy and the Company's arrangements with Catalyst.

     On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst.


Results of Operations
---------------------

     For the nine months ended September 30, 2003, the Company has not earned any revenues, except for interest income of $2,791. For the same period the Company incurred general and administrative expenses of $61,958 resulting in a net loss from operations equal to $59,167. General and administrative expenditures were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

     During three months ended September 30, 2003, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of September 30, 2003, the Company had on hand cash in the amount of $306,450.

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

     b. Reports on Form 8-K.

     During the quarter ended September 30, 2003, the Company did not file any current reports on Form 8-K.

     On October 22, 2003, the Company filed a current report on Form 8-K, reporting a change in the Company's independent auditors. On October 15, 2003 the Company dismissed Wheeler Wasoff, P.C. as its independent auditors and on October 16, 2003 the Company engaged Kostin, Ruffkess & Company, LLC as its independent auditors. The October 22, 2003 Form 8-K filed by the Company is incorporated herein by reference.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2003



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