Form 10QSB/A
period 2003-09-30
RIDGEFIELD ACQUISITION CORP
filed 2003-11-19
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         FORM 10-QSB AMENDMENT NUMBER 1

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
                                               =========     =========





           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Cumulative
                                                                            Nine Months Ended       Amounts from
                                                                               September 30,     January 1, 2000 to
                                                                                                    September 30,
                                                                            2002          2003          2003
CASH FLOWS FROM OPERATING ACTIVITES
        Net loss                                                         $(184,156)    $ (59,167)    $(464,476)
        Adjustment to reconcile net loss to net cash
             used in operating activities
             Stock issuance for salary                                      11,000            --        96,000
             Stock issued for professional services                             --            --        18,200
             Stock options compensation                                    130,625            --       130,625
             Write-off of patent                                                --            --        18,724
             Changes in assets and liabilities
                  Increase in prepaid expenses                                  --        (1,120)       (1,120)
                  (Increase) decrease in note and interest receivable       (2,250)           --        50,000

              Increase in accounts payable and
                   accrued expenses                                         18,976        20,572        27,661
                                                                         ---------     ---------     ---------


        Net Cash Used in Operating Activities                              (18,092)      (39,715)     (124,386)
                                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                                  --            --         5,625
                                                                         ---------     ---------     ---------

        Net Cash Provided by Financing Activities                               --            --         5,625
                                                                         ---------     ---------     ---------

NET DECREASE IN CASH                                                       (18,092)      (39,715)     (118,761)

CASH, BEGINNING OF PERIODS                                                 341,611       346,165       425,211
                                                                         ---------     ---------     ---------

CASH, END OF PERIODS                                                     $ 323,519     $ 306,450     $ 306,450
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


Dated:  November 18, 2003



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