Form 10KSB
period 2003-12-31
RIDGEFIELD ACQUISITION CORP
filed 2004-03-29
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                 100 Mill Plain Road, Danbury, Connecticut 06877
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code: (203) 791-3871

Securities registered under Section 12(g) of the Exchange Act:

                          $0.10 Par Value Common Stock
                           ---------------------------
                                (Title of Class)


            10 South Street, Suite 202, Ridgefield, Connecticut 06877
                ------------------------------------------------
                 (Former Address of Principal Executive Offices)


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

The Issuer's revenues for fiscal year ended December 31, 2003, were $3,077.

The aggregate market value of the Registrant's voting stock held, as of March 22, 2004, by non-affiliates of the Registrant was $171,163.


As of March 22, 2004, Registrant had 813,028 shares of its $0.10 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ---      ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


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

     Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the period from January 1, 2003 through December 31, 2003 and the years ended December 31, 2002 and December 31, 2001, the Company has earned no revenues other than interest income from investments.


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

     During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company (the "Subsidiary"). A copy of the Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation are attached as an Exhibit to the Company's Current Report on Form 8-K filed on March 7, 2003 which is incorporated herein by reference. The Board of Directors of the Company has authorized management of the Company to transfer the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary. The transfer of the Patent to the Subsidiary became effective in the quarter ended June 30, 2003. The Company plans to develop and exploit the Patent through the Subsidiary. There can be no assurances that the Subsidiary will successfully develop and/or exploit the technology covered by the Patent.


Investment Strategy
-------------------

     On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company is currently earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account.

     In furtherance of the Company's investment strategy the Company opened a brokerage account with Catalyst Financial LLC ("Catalyst"), a broker-dealer registered with the U.S. Securities and Exchange Commission and a member in good standing with the National Association of Securities Dealers, Inc. Catalyst is owned and controlled by Steven N. Bronson, the Company's President. Catalyst has agreed to charge the Company commissions of no more that $.02 per share with a minimum of $75 per trade on securities transactions. The Board approved the commission structure to be charged by Catalyst. Mr. Bronson abstained from voting on all Board resolutions concerning the Company's investment strategy and the Company's arrangements with Catalyst.

     On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of December 31, 2003, the Company owned securities value at $49,580 and an unrealized loss of $2,095). The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.

Employees
---------

         As of March 22, 2004, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources
---------------------------------

     The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2003 and December 31, 2002. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger with a target company (an "Acquisition") or through the Subsidiary's successful exploitation of the Patent. There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis, or that the Subsidiary will derive any revenues from the Patent. The current revenues of the Company may not be sufficient to fund further Acquisitions or the successful development and exploitation of the Patent. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition or exploit the Patent. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.


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


Risks Associated with the Company's Investment Strategy
-------------------------------------------------------

         The Company's decision to invest a portion of its cash in marketable securities exposes the Company to potential losses. The Company's investments in marketable securities carry a risk of loss. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


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


Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

     Mr. Bronson beneficially owns and controls 734,160 shares of common stock of the Company, including options to purchase 150,000 shares of common stock, representing approximately 76.2% of the issued and outstanding shares of common stock and approximately 76.2% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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


There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

     The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of common stock. As of March 22, 2004, the Company had 813,028 shares of common stock issued and outstanding and 4,186,972 authorized but unissued shares of common stock available for issuance. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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

The Company May Be Deemed an Investment
Company and Subjected to Related Restrictions
---------------------------------------------

     The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. The Company believes that its Investment Strategy may subject the Company to regulation under the Investment Company Act. If the Company is deemed to be an investment company, the Company may be forced to divest its investments or become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.


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

ITEM 2. PROPERTIES

        On January 5, 2004, the Company relocated its offices from 10 South Street, Suite 202, Ridgefield, Connecticut, 06877 to 100 Mill Plain Road, Danbury, Connecticut 06811. Additionally, the Company's telephone has been changed to (203) 791-3871. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

     Prior to January 5, 2004, the Company used a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, occupied by Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877.


ITEM 3. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 2003 and December 31, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2003.



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


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period              High Bid ($)          Low Bid ($)
         ------------------              ------------          -----------
           2003
         First Quarter                       1.50                      1.50
         Second Quarter                      1.50                      1.50
         Third Quarter                       1.50                       .75
         Fourth Quarter                       .75                       .52

           2002
         First Quarter                       3.50                      2.05
         Second Quarter                      2.50                      2.00
         Third Quarter                       2.05                      1.25
         Fourth Quarter                      2.00                      1.25

         As of March 22, 2003, the bid and ask price of the Company's common stock was $.85.

         (b) HOLDERS. As of March 22, 2004, the Company had approximately 659 shareholders of record of its common stock, $0.10 par value.

         (c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future. There are no contractual restrictions on the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

         During the fiscal year ended December 31, 2003, the Company did not issue any shares of common stock

         The following information relates to sales of unregistered securities by the Company during the fiscal year ended December 31, 2003. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act of 1933, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

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


Section 15(g) of the Exchange Act

        The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

        Rule 15g-2 declares unlawful any broker-dealer transactions in pennystocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

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

        Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

        The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

ITEM 6.      PLAN OF OPERATION

     The following plan of operation provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.


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


Acquisition Strategy
--------------------

           The Company's plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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


Competition of RAC's Acquisition Strategy

        In connection with its Acquisition Strategy, the Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully with such entities. The Company's financial resources will be limited in comparison to those of many of its competitors. The Company's limited financial resources may compel the Company to select certain less attractive acquisition prospects.


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

          On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of December 31, 2003, the Company owned securities value at $49,580 and an unrealized loss of $2,095). The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.

Results of Operations
---------------------

         During the year ended December 31, 2003 ("Fiscal 03"), the Company earned no revenues from operation and generated interest income of $3,077, compared to no revenues from continuing operations and interest income in the amount of $7,705 for the year ended December 31, 2002 ("Fiscal 02").

         During Fiscal 03, the Company incurred expenses of $89,616, a decrease of $122,225 compared to expenses of $211,841 for Fiscal 02. On December 31, 2003, the Company had invested $49,580 in accordance with its Investment Strategy, and as of that date the Company had an unrealized loss of $2,095 based on its investment in securities.

         For Fiscal 03 the Company incurred a net loss of $86,787 compared to a net loss of $204,136 for Fiscal 02.


Liquidity and Capital Resources
-------------------------------

         During Fiscal 03, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 2003, the Company had working capital of $185,221. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity or the development and the exploitation of the Patent. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. The Company or the Subsidiary may also need additional funds to finance the development and exploitation of the Patent. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

ITEM 7.    FINANCIAL STATEMENTS

     The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-16.


ITEM 8.    CHANGE IN ACCOUNTANTS

        On October 16, 2003, the Company dismissed Wheeler Wasoff, P.C. as its independent accountants. The reports of Wheeler Wasoff, P.C. on the financial statements for the fiscal years ended December 31, 2002 and December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles. The report of Wheeler Wasoff, P.C. on the financial statements for the fiscal year ended December 31, 2002 contained an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern.

        On October 16, 2003, the Company engaged Kostin, Ruffkess & Company, LLC as its new independent accountants. During the two most recent fiscal years and through October 16, 2003 the Company has not consulted Kostin, Ruffkess & Company, LLC regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the registrant, and neither a written report was provided to the Company or oral advice was provided that Kostin, Ruffkess & Company, LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue.

        The Board of Directors of the Company, participated in and approved the decision to change independent accountants. The Company filed a current report on Form 8-K on October 20, 2003, disclosing the change of independent auditors, and such report is incorporated herein by reference.


Item 8A.  CONTROLS AND PROCEDURES

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.


Evaluation of disclosure and controls and procedures.
-----------------------------------------------------

           Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.
------------------------------------------------------

           There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        38     Chairman, Chief Executive Officer and President
Leonard Hagan            52     Director
Kenneth Schwartz         48     Director


        Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. In addition, Mr. Bronson is an officer and director of 4net Software, Inc., a publicly traded corporation.

        Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past eight years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Adelphia Capital LLC, Mallory Capital Group, LLC, Avalon Partners, Inc., Stacey Braun Financial Services, Inc. and Danske Securities (US), Inc. Mr. Hagan is also a director of 4net Software, Inc., a publicly traded corporation.

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


Meetings and Committees of the Board of Directors
-------------------------------------------------

     During the fiscal year ended December 31, 2003, the Board of Directors held 4 meetings. In view of the Company's lack of operations, during the year ended December 31, 2003, the Board of Directors did not have any Committees. During the fiscal year ended December 31, 2003, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


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


Code of Ethics
---------------

         At a meeting of the Board of Directors of the Company held on March 25, 2004, Company adopted a Code of Ethics. A copy of the Code of Ethics is attached hereto as Exhibit 14.


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

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table(1)

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position           Fiscal year  Annual Salary   Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President          2003       $48,000             0          150,000(2)
                           2002       $48,000             0              0
                           2001       $48,000(3)          0              0

----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

(2) On March 21, 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years.


(3) On March 30, 2001, the Company issued Mr. Bronson 38,400 shares of common stock (valued at $1.25 per share on the date of issuance) in lieu of his annual salary of forty-eight thousand dollars ($48,000) for the period of March 25, 2001 through March 24, 2002.


         Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

      Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2003 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2003, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                       Number                       Number of Securities           Value of Unexercised
                       Of Shares        (1)         Underlying Unexercised         In-the-Money Options
Name/                  Acquired        Value        Options at Fiscal Year End     at Fiscal Year End
Position               On Exercise     Realized     Exercised/Unexercised          Exercised/Unexercised (2)
------------------     -----------     --------     --------------------------     ---------------------
Steven N. Bronson
    Chairman, CEO
     and President          0             0                 150,000                         $0
-------------------

(1) Calculated on the basis of $.52 per share, the closing price of the common stock on the over-the-counter market on December 31, 2003, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.


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

      On March 25, 2004, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another 1 year term.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 25, 2003, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                      Number of        Percent
Name and Address      Company Position               Shares owned      of class
----------------      ----------------               ------------      --------
Steven N. Bronson     Chairman, CEO                   734,160(2)(3)      76.2%
                      and President

Kenneth Schwartz      Director                         22,500(4)           *

Leonard Hagan         Director                           5,000             *

All directors and executive officers
as a group (3 persons)                                 761,660           79.1%
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

(2) Includes options to purchase 150,000 shares of RAC common stock at an exercise price of $1.65 per share, and such options are set to expire on March 21, 2008.

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the fiscal year ended December 31, 2003.

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


      During the fiscal year ended December 31, 2003, the Company paid Hagan & Burns CPAs P.C. approximately $270 for accounting services. Leonard Hagan, a director of the Company, is a fifty percent (50%) owner of Hagan & Burns CPAs P.C.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

           a.        Exhibits

        The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.


3.1 Articles of Incorporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2 Amended Bylaws adopted June 1, 1987, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

34 Articles of Amendment to Restated Articles of Incorporation dated March 7, 1991. Incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

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

10.14 Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.


14*     Code of Ethics

31*     President's Written Certification Of Financial Statements
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*     President's Written Certification Of Financial Statements
        Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith


        b         Reports on Form 8-K.

        On October 20, 2003, the Company filed a current report on Form 8-K, disclosing the change of independent auditors, and such report is incorporated herein by reference.

          On February 5, 2004, the Company filed a current report on Form 8-K, disclosing a change of address and telephone number, and such report is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees.
----------

            The aggregate fees billed to the Company for professional services rendered by our current and former principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $7,321 and $7,052, for fiscal years 2003 and 2002, respectively.


Audit-Related Fees.
------------------

            None.


Tax Fees.
--------

            The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $1,750 for fiscal year 2003, and $500, for fiscal year 2002.


All Other Fees.
--------------

None.

            The audit committee approved the engagement of Kostin Rufkess & Company, LLC in the preparation of the Company's tax returns for fiscal year 2003.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004


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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




/s/ Steven N. Bronson                           /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 29, 2004
of the Board of Directors
Principal Executive Officer
March 29, 2004




/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 29, 2004

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
14*         Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
Independent Auditor's Report for 2003                                             F - 2

Independent Auditor's Report for 2002                                              F -3

Consolidated Balance Sheet
       December 31, 2003                                                          F - 4

Consolidated Statements of Operations and Comprehensive Loss
       Years Ended December 31, 2003 and 2002
       and Cumulative Amounts from January 1, 2000 to December 31, 2003           F - 5

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2003 and 2002                                     F - 6

Consolidated Statements of Cash Flows
       Years Ended December 31, 2003 and 2002
       and Cumulative Amounts from January 1, 2000 to December 31, 2003       F - 7 - F - 8

Notes to Consolidated Financial Statements                                   F - 9 -- F - 16

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Ridgefield Acquisition Corp. and Subsidiary


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. and Subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no principal operations or significant revenue producing activities which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Kostin, Ruffkess & Company, LLC

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
March 16, 2004

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders RIDGEFIELD ACQUISITION CORP.


We have audited the statements of operations, stockholders' equity, and cash flows of Ridgefield Acquisition Corp. (a development stage company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ridgefield Acquisition Corp. (a development stage company) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                            /s/ Wheeler Wasoff, P.C.

Denver, Colorado
March 24, 2003

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS


CURRENT ASSETS
    Cash and Cash Equivalents                                       $   246,418
                                                                    -----------

       Total Current Assets                                             246,418
                                                                    -----------

OTHER ASSETS

    Investments                                                          49,580
                                                                    -----------

       Total Assets                                                 $   295,998
                                                                    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $    61,197
                                                                    -----------

       Total Current Liabilities                                         61,197
                                                                    -----------


STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par value; authorized - 1,000,000 shares
         Issued - none                                                       --
   Common stock - $.10 par value; authorized - 5,000,000 shares
         Issued and outstanding - 813,028 shares                         81,303
   Capital in excess of par value                                     1,595,509
   Accumulated deficit                                                 (947,820)
   Deficit accumulated during the development stage                    (492,096)
   Accumulated other comprehensive loss                                  (2,095)
                                                                    -----------

                                                                        234,801
                                                                    -----------

       Total Liabilities and Stockholders' Equity                   $   295,998
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                             Cumulative
                                                                             Amounts from
                                                          Years Ended       January 1, 2000
                                                          December 31,      to December 31,
                                                       2003         2002         2003
REVENUES
      Interest income                               $   3,077    $   7,705    $  24,675
        Realized loss on sale of investments             (248)          --         (248)
                                                    ---------    ---------    ---------
        Total Revenues                                  2,829        7,705       24,427
                                                    ---------    ---------    ---------

OPERATING EXPENSES
    General and administrative                         89,616       81,216      367,174
    Employee stock options                                 --      130,625      130,625
      Write-off of patent                                  --           --       18,724
                                                    ---------    ---------    ---------
       Total Expenses                                  89,616      211,841      516,523
                                                    ---------    ---------    ---------

NET LOSS                                              (86,787)    (204,136)    (492,096)
                                                    ---------    ---------    ---------

OTHER COMPREHENSIVE LOSS
    Unrealized losses on securities                    (2,343)          --       (2,343)
    Reclassification adjustment for realized loss         248           --          248
                                                    ---------    ---------    ---------
    Net unrealized losses on securities                (2,095)          --       (2,095)
                                                    ---------    ---------    ---------

OTHER COMPREHENSIVE LOSS                            $ (88,882)   $(204,136)   $(494,191)
                                                    =========    =========    =========


NET LOSS PER COMMON SHARE
    Basic                                           $   (0.11)   $   (0.25)   $   (0.64)
                                                    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                             813,028      813,028      772,221
                                                    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                  (Deficit)    Accumulated
                                                                                                 Accumulated    (Deficit)
                               Common Stock     Capital in                                          During        Other
                             -----------------  Excess of      Note      Deferred   Accumulated   Development Comprehensive
                             Shares    Amount   Par Value   Receivable Compensation  (Deficit)       Stage        Loss      Totals
                             ------    ------   ---------   ---------- ------------  ---------       -----        ----      ------
Balance, December 31, 2001   813,028   $81,303  $1,464,884   $(50,000)   $(11,000)   $(947,820)   $(201,173)   $    --    $ 336,194
Deferred compensation earned      --        --          --         --      11,000           --           --         --       11,000
Repayment of note receivable      --        --          --     50,000          --           --           --         --       50,000
Stock options issued              --        --     130,625         --          --           --           --         --      130,625
Net loss                          --        --          --         --          --           --     (204,136)        --     (204,136)
                             -------   -------  ----------   --------    --------    ---------    ---------    -------    ---------

Balance, December 31, 2002   813,028    81,303   1,595,509         --          --     (947,820)    (405,309)        --      323,683
                             -------   -------  ----------   --------    --------    ---------    ---------    -------    ---------
Unrealized loss of
Comprehensive Income              --        --          --         --          --           --           --     (2,095)      (2,095)
Net Loss                          --        --          --         --          --           --      (86,787)        --      (86,787)
                             -------   -------  ----------   --------    --------    ---------    ---------    -------    ---------

Balance, December 31, 2003   813,028   $81,303  $1,595,509   $     --    $     --    $(947,820)   $(492,096)   $(2,095)   $ 234,801
                             =======   =======  ==========   ========    ========    =========    =========    =======    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 Amounts from
                                                                               Years Ended    January 1, 2000 to
                                                                               December 31,       December 31,
                                                                            2003          2002        2003
CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                                            $ (86,787)   $(204,136)   $(492,096)
     Adjustments to reconcile net loss to net cash used by
        operating activities:
          Stock issuance for salary                                             --       11,000       96,000
          Stock issuance for professional services                              --           --       18,200
          Stock options compensation                                            --      130,625      130,625
          Realized loss on investment                                          248           --          248
          Write-off of patent                                                   --           --       18,724

     Changes in assets and liabilities
          Decrease (increase) in note and interest receivable                   --       52,262       50,000
          Increase (decrease) in accounts payable and accrued expenses      38,715       14,803       45,804
                                                                         ---------    ---------    ---------

     Net cash provided by (used) in operating activities                   (47,824)       4,554     (132,495)
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of investments                                       (111,955)          --     (111,955)
           Proceeds from sales of investments                               60,032           --       60,032
                                                                         ---------    ---------    ---------

     Net cash used in investing activities                                 (51,923)          --      (51,923)
                                                                         ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of common stock warrants                                          --           --        5,625
                                                                         ---------    ---------    ---------

     Net cash provided by financing activities                                  --           --        5,625
                                                                         ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                                       (99,747)       4,554     (178,793)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                            346,165      341,611      425,211
                                                                         ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                                $ 246,418    $ 346,165    $ 246,418
                                                                         =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
          CUMULATIVE AMOUNTS FROM JANUARY 1, 2000 TO DECEMBER 31, 2003



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


During the year ended December 31, 2002, the Company charged to equity the $130,625 value of employee stock options issued to the Company's President.

















The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Ridgefield Acquisition Corp. (formerly Bio-Medical Automation, Inc.) (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1983. The Company had been engaged in the design, manufacture and marketing of robotic workstations for the electronics industry, including routing and depaneling workstations predominately to entities in North America and the Pacific Rim. In November 1998 the Company entered into an Asset Purchase Agreement (the "JOT Agreement") with JOT Automation, Inc. (JOT) a wholly owned Texas subsidiary of JOT Automation Group OYJ, a Finnish corporation. Pursuant to the agreement, the Company sold JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets. The sale was completed on March 9, 1999.

         Subsequent to the sale to JOT, the Company's sole continuing operation was the continuation of research and development activities on a prototype micro-robotic device to manipulate organ tissues on an extremely small scale. The Company had filed for a patent application for the device. As of December 31, 1999, the Company's research and development activities for the device were suspended, pending assessment of the economic benefit of continuing research and development activities or sale of the patent, as well as assessment of other corporate opportunities. In June 2000, the Company determined not to pursue further development or sale of the proto-type device and has written-off the associated patent costs.

         On January 14, 2003, in connection with its reinstatement as an active corporation in the State of Colorado, the Company changed its name from Bio-Medical Automation, Inc. to Ridgefield Acquisition Corp. On February 27, 2003, the Board of Directors of the Company authorized the formation of a Nevada corporation named Bio-Medical Automation, Inc. and authorized the management of the Company to transfer the Company's right title and interest in its patent to Bio-Medical Automation, Inc. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company.

         Commencing January 1, 2000, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards
         (SFAS) No.7, as it has no principal operations nor revenue from any source.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         LOSS PER COMMON SHARE

         Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted loss per share for any period presented because there are no common stock equivalents. Convertible equity instruments are not considered in the calculation of loss per share, as their inclusion would be antidilutive.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         STOCK BASED COMPENSATION

         The company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of SFAS 123, for the stock options granted to the employees and directors of the Company. In 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years. In 2002, the Company recognized compensation expense of $130,625 for options granted to its President below the market price, based on the difference

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         between the exercise price and market price on the date of grant. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                                    2003              2002
                          Net loss
                              As reported       $ (86,787)       $ (204,136)
                              Pro forma          (230,097)         (220,126)

                          Net loss per share
                              As reported            (.11)             (.25)
                              Pro forma              (.28)             (.27)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003 and 2002: no dividend yield; expected volatility of 90%; risk-free interest rate of 3%; and expected life of five years for 2003 and one year for 2002.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         FAIR VALUE
         The carrying amount reported in the balance sheet for cash, investments, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. At December 31, 2003 cash in excess of federally insured amounts was approximately $98,198.

         RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), addresses certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective July 1, 2003.

         The adoption of SFAS 149 and SFAS 150 did not have a material impact on the financial position, results of operations or cash flows.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since reentering the development stage, effective January 1, 2000, of $492,096. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2003, the Company has no principal operations or revenue producing activities.

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


NOTE 3 - INVESTMENTS

           Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses are calculated using the original cost. Investments at December 31, 2003, are comprised of common stocks which had an aggregate cost of $51,675 and a fair market value of $49,580. Those investments had net unrealized losses of $2,095 for the year ended December 31, 2003. During 2003, the Company sold investments that had an aggregate cost of $60,280 and an aggregate sales price of $60,032 which resulted in a realized loss of $248. No investments were held during 2002.

NOTE 4 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         Common shares issued for non-cash consideration are valued at the trading price of the Company's common stock as of the date the shares were approved for issuance.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         OPTIONS

         The status of outstanding options granted by the Company is as follows:

                                                           No.     Weighted Avg
                                                           of       Exercise
                                                          Shares      Price

           Options Outstanding - January 1, 2001          145,000    $  1.15
                                 (145,000 exercisable)
           Granted                                             --
                                                          -------
           Options Outstanding - December 31, 2001        145,000       1.15
                                 (145,000 exercisable)
           Expired                                       (120,000)      1.13
           Granted                                         95,000       1.13
                                                          -------
           Options Outstanding - December 31, 2002        120,000       1.15
                                 (120,000) exercisable)   -------

           Expired                                        (120,000)     1.15
           Granted                                         150,000      1.65
                                                          -------
           Options Outstanding - December 31, 2003        150,000       1.65
                                 (150,000) exercisable)   -------


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 90%; discount rate of 3.0%; and expected life of five years for 2003 and one year for 2002. No options were exercised or forfeited during 2001.

         At December 31, 2003, the number of options exercisable was 150,000, the weighted average exercise price of these options was $1.65, the weighted average remaining contractual life of the options was 4.3 years and the exercise price was $1.65 per share.

         At December 31, 2002, the number of options exercisable was 120,000, the weighted average exercise price of these options was $1.15, the weighted average remaining contractual life of the options was .4 years and the exercise price was $1.13 to $1.25 per share.


NOTE 5 - INCOME TAXES

         At December 31, 2003 and 2002, the Company has net operating loss carryforwards totaling approximately $1,030,000 and $944,000, respectively, that may be offset against future taxable income through 2022. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES (CONTINUED)

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $450,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit of the loss carryforward, $38,000 and $90,000 is applicable to 2003 and 2002, respectively.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.

         There is no current or deferred tax expense for the years ended December 31, 2003 and 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

         During 2003 and 2002 the Company incurred approximately $270 and $5,000, respectively, in professional fees to a firm managed by a member of the Board of Directors.

         In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement is for a three year period, terminating November, 2004. As of December 31, 2003, no merger had been completed under the agreement.

         The President's employment agreement is renewable annually for one year at an annual salary of $48,000. During 2003, the President was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                     (Formerly Bio-Medical Automation, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         For the period February 2001 through January 5, 2004, the Company used a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. Since January 5, 2004, for its principal office the Company is using a portion of the premises occupied by Catalyst Financial LLC, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office for the years ended December 31, 2003 and 2002.


NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2003 and 2002.