Form 10QSB
period 2004-03-31
RIDGEFIELD ACQUISITION CORP
filed 2004-05-17
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2004.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                    to
                                      ------------------    ------------------


                          Ridgefield Acquisition Corp.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

  Colorado                        0-16335                     84-0922701
---------------            ---------------------        ---------------------
(State or other            (Commission File No.)           (I.R.S. Employer
Jurisdiction of                                         Identification Number)
Incorporation)



                 100 Mill Plain Road, Danbury, Connecticut 06811
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 791-3871
            ---------------------------------------------------------
              (Registrant's Telephone Number, including area code)



13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

As of May 12, 2004, the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of March 31, 2004
                  (unaudited) and December 31, 2003 (audited)                 3

         Consolidated Statements of Operations and
                  Comprehensive Loss for the Three Months Ended
                  March 31, 2004 and 2003, Cumulative Amounts from
                  January 1, 2000 through March 31, 2004 (unaudited)          4

         Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2004 and 2003, Cumulative Amounts
                  from January 1, 2000 through March 31, 2004 (unaudited)     5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management Discussion and Analysis and Plan of Operations            8

Item 3.  Controls and Procedures                                             12


PART II - OTHER INFORMATION                                                  13

Item 1.  Legal Proceedings                                                   13

Item 5.  Other Information                                                   13

Item 6.  Exhibits & Reports on Form 8-K                                      13

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2004  Dec. 31, 2003

                                                                     (Unaudited)     (Audited)
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $   237,967    $   246,418
                                                                     -----------    -----------
TOTAL CURRENT ASSETS                                                     237,967        246,418
                                                                     -----------    -----------
OTHER ASSETS
    Investments                                                           41,420         49,580
                                                                     -----------    -----------
TOTAL ASSETS                                                         $   279,387    $   295,998
                                                                     ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    73,165    $    61,197
                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                 73,165         61,197
                                                                     -----------    -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none                                                      --             --
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                        81,303         81,303
    Capital in excess of par value                                     1,595,509      1,595,509
    Accumulated deficit                                                 (947,820)      (947,820)
    Deficit accumulated during the development stage                    (512,515)      (492,096)
    Accumulated other comprehensive loss:                                (10,255)        (2,095)
                                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                               206,222        234,801
                                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $   279,387    $   295,998
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                              Three Months Ended     Cumulative Amounts
                                                   March 31,        from January 1, 2000
                                              2004           2003  through March 31, 2004
REVENUES
        Interest Income                    $     172      $   1,237      $  24,847
        Realized Loss on Investment               --             --           (248)
                                           ---------      ---------      ---------
TOTAL REVENUE                                    172          1,237         24,599
                                           ---------      ---------      ---------
OPERATING EXPENSES

         General and administrative           20,591         27,899        387,765
         Stock Options                            --             --        130,625
         Write off of patent                      --             --         18,724
                                           ---------      ---------      ---------
TOTAL EXPENSE                                 20,591         27,899        537,114
                                           ---------      ---------      ---------

NET OPERATING LOSS                           (20,419)       (26,662)      (512,515)

OTHER COMPREHENSIVE LOSS
         Unrealized loss on securities        (8,160)            --        (10,503)
         Reclassification adjustment
         for realized loss                        --             --            248
                                           ---------      ---------      ---------
OTHER COMPREHENSIVE LOSS                      (8,160)            --        (10,255)
                                           ---------      ---------      ---------

NET LOSS                                   $ (28,579)     $ (26,662)     $(502,260)
                                           =========      =========      =========

NET LOSS PER COMMON SHARE
          Basic                            $   (0.03)     $   (0.03)     $   (0.66)
                                           =========      =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic                              813,028        813,028        774,616
                                           =========      =========      =========

           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                   Three Months Ended      Amounts from
                                                                        March 31,         January 1, 2000
                                                                                            to March 31,
                                                                   2004           2003         2004
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                               $ (20,419)     $ (26,662)     $(512,515)
             Adjustment to reconcile net loss to net cash
             used in operating activities
             Stock issuance for salary                                --             --         96,000
             Stock issued for professional services                   --             --         18,200
             Stock options compensation                               --             --        130,625
             Write-off of patent                                      --             --         18,724
             Realized loss on investment                              --             --            248
        Changes in assets and liabilities
                  Decrease in note and interest receivable            --             --         50,000
                  Increase in accounts payable
                  and accrued expenses                            11,968          4,508         57,772
                                                               ---------      ---------      ---------


        Net Cash Used in Operating Activities                     (8,451)       (22,154)      (140,946)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of Investments                                      --             --       (111,955)
        Proceeds from Sale of Investments                             --             --         60,032
                                                               ---------      ---------      ---------

        Net Cash Used in Investing Activities                         --             --        (51,923)
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                        --             --          5,625
                                                               ---------      ---------      ---------

        Net Cash Provided by Financing Activities                     --             --          5,625
                                                               ---------      ---------      ---------

NET DECREASE IN CASH                                              (8,451)       (22,154)      (187,244)

CASH, BEGINNING OF PERIODS                                       246,418        346,165        425,211
                                                               ---------      ---------      ---------

CASH, END OF PERIODS                                           $ 237,967      $ 324,011      $ 237,967
                                                               =========      =========      =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION


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

Commencing January 1, 2000, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No.7, as it has no principal operations or revenue from any source.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying financials statements as of March 31, 2004 and for the three months then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $512,515 through March 31, 2004. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2004, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

NOTE 2 - RELATED PARTY TRANSACTIONS

On March 25, 2004, the Board of Directors renewed the President's employment agreement through March 2005 with an annual salary of $48,000.

For the period February 2001 through January 5, 2004, the Company used a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. Since January 5, 2004, for its principal office the Company is using a portion of the premises occupied by Catalyst Financial LLC, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office for the quarter ended March 31, 2004 and the years ended December 31, 2003 and 2002.

Item 2.  Management Discussion and Analysis and Plan of Operations

         The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

         On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of March 31, 2004, the Company owned securities valued at $41,420. Such securities had an unrealized loss of $8,160 for the quarter ended March 31,2004. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.


Results of Operations
---------------------

       For the three months ended March 31, 2004, the Company has not earned any revenues, except for interest income of $172. For the same period the Company incurred general and administrative expenses of $20,591 resulting in a net loss from operations equal to $20,419. General and administrative expenses were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission. On March 31, 2004, the Company had invested $41,420 in accordance with its Investment Strategy. Such securities had an unrealized loss of $8,160 for the quarter ended March 31, 2004.


Liquidity and Capital Resources
-------------------------------

         During three months ended March 31, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of March 31, 2004, the Company had on hand cash in the amount of $237,967.

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

       Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


Item 3. Controls and Procedures.


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

         Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

     During the quarter ended March 31, 2004, the Company was not a party to any material legal proceedings.


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



Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

           The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated herein by reference.

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

14 Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003.

31*   President's Written Certification Of Financial Statements Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith


         b) On February 4, 2004, the Company filed a Current Report on Form 8-K disclosing a change in the Company's address and telephone number, which is incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 2004


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

                                  EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
31          President's Statement Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.