Form 10QSB
period 2004-06-30
RIDGEFIELD ACQUISITION CORP
filed 2004-08-16
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarter ended June 30, 2004.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from               to
                                      -------------    -------------


                          Ridgefield Acquisition Corp.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

  Colorado                        0-16335                     84-0922701
---------------            ---------------------        ---------------------
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

As of August 11, 2004, the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of June 30, 2004 (unaudited)
                  and December 31, 2003 (audited)                             3

         Consolidated Statements of Operations and Comprehensive Loss
                       for the Six Months Ended June 30, 2004 and 2003, Cumulative Amounts from January 1, 2000 through
                       June 30, 2004 (unaudited)                              4

         Consolidated Statements of Operations and Comprehensive Loss
                       for the Three Months Ended June 30, 2004
                  and 2003 (unaudited)                                        5

         Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2004 and 2003, Cumulative Amounts from
                  January 1, 2000 through June 30, 2004 (unaudited)           6

         Notes to Consolidated Financial Statements                           7


Item 2.  Management Discussion and Analysis and Plan of Operations            9

Item 3.  Controls and Procedures                                             13


PART II - OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                   14

Item 6.  Exhibits & Reports on Form 8-K                                      14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                         2004             2003
                                                                      (Unaudited)      (Audited)
                                        ASSETS

CURRENT ASSETS
    Cash                                                              $   185,868     $   246,418
                                                                      -----------     -----------
         Total Current Assets                                             185,868         246,418

    Investments                                                            91,600          49,580
                                                                      -----------     -----------
       Total Assets                                                   $   277,468     $   295,998
                                                                      ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $    81,366     $    61,197
                                                                      -----------     -----------

        Total Current Liabilities                                          81,366          61,197
                                                                      -----------     -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                         81,303          81,303
    Capital in excess of par value                                      1,595,509       1,595,509
    Accumulated (deficit)                                                (947,820)       (947,820)
    (Deficit) accumulated during the development stage                   (529,581)       (492,096)
    Accumulated other comprehensive loss                                   (3,309)         (2,095)
                                                                      -----------     -----------

                                                                          196,102         234,801
                                                                      -----------     -----------

                                                                      $   277,468     $   295,998
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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                  Cumulative
                                          Six Months Ended        Amounts from
                                              June 30,        January 1, 2000 to
                                                                   June 30,
                                          2004        2003           2004


REVENUES
    Interest income                    $     330   $   2,024      $  25,005
      Realized gain on investments         1,729          --          1,481
                                       ---------   ---------      ---------
         Total Income                      2,059       2,024         26,486

OPERATING EXPENSES
    General and administrative            39,544      45,339        406,718
    Employee stock options                    --          --        130,625
    Patent write-off                          --          --         18,724
                                       ---------   ---------      ---------
         Total Operating Expenses         39,544      45,339        556,067
                                       ---------   ---------      ---------

         Net Operating Loss            $ ( 37,485) $ (43,315)     $(529,581)
                                       =========   =========      =========

OTHER COMPREHENSIVE LOSS

      Unrealized losses arising
       during the year                    (3,309)         --         (5,652)
      Reclassification Adjustments         2,095          --          2,343
                                       ---------   ---------      ---------
         Comprehensive Loss            $  (1,214)  $      --      $  (3,309)
                                       =========   =========      =========

         Net Comprehensive Loss        $ (38,699)  $ (43,315)     $(532,890)
                                       =========   =========      =========


NET LOSS PER COMMON SHARE
    Basic                              $   (0.05)  $   (0.05)     $   (0.68)
                                       =========   =========      =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                813,028     813,028        774,616
                                       =========   =========      =========


          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                            Three Months Ended
                                                  June 30,
                                            2004           2003

REVENUES
         Interest Income                 $     158      $     787
         Realized gain on Investment         1,729             --
                                         ---------      ---------
           Total Income                      1,887            787


OPERATING EXPENSES

      General and administrative            18,953         17,440
                                         ---------      ---------
           Net Operating Loss            $ (17,066)     $ (16,653)
                                         ---------      ---------

OTHER COMPREHENSIVE LOSS

      Unrealized losses arising
          during the year                   (3,309)            --
     Reclassification Adjustments           10,255             --
                                         ---------      ---------
         Comprehensive Income            $   6,946      $      --
                                         ---------      ---------

         Net Comprehensive Loss          $ (10,120)     $ (16,653)
                                         =========      =========



NET LOSS PER COMMON SHARE
          Basic                          $   (0.02)     $   (0.02)
                                         =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic                            813,028        813,028
                                         =========      =========


           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Cumulative
                                                             Six Months Ended         Amounts from
                                                                 June 30,          January 1, 2000 to
                                                                                         June 30,
                                                            2004         2003              2004
CASH FLOWS FROM OPERATING ACTIVITES
        Net loss                                         $ (37,485)   $ (43,315)        $(529,581)
        Adjustment to reconcile net loss to net cash
             used in operating activities
             Stock issuance for salary                          --           --            96,000
             Stock issued for professional services             --           --            18,200
             Stock options compensation                         --           --           130,625
             Write-off of patent                                --           --            18,724
                Realized gain on investments                (1,729)          --            (1,481)
             Changes in assets and liabilities
               Decrease in note and interest receivable         --           --            50,000
               Increase in Accounts Payable &
                  Accrued Expenses                          20,169        8,279            65,973
                                                         ---------    ---------         ---------

        Net Cash Used in Operating Activities              (19,045)     (35,036)         (151,540)
                                                         ---------    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchases of Investments                      (132,032)          --          (243,987)
            Proceeds from Sale of Investments               90,527           --           150,559
                                                         ---------    ---------         ---------
         Net Cash used in Investing Activities             (41,505)          --           (93,428)


CASH FLOWS FROM FINANCING ACTIVITIES

            Exercise of common stock warrants                   --           --             5,625
                                                         ---------    ---------         ---------
        Net Cash Provided by Financing Activities               --           --             5,625
                                                         ---------    ---------         ---------

NET DECREASE IN CASH                                       (60,550)     (35.036)         (239,343)

CASH, BEGINNING OF PERIODS                                 246,418      346,165           671,629
                                                         ---------    ---------         ---------

CASH, END OF PERIODS                                     $ 185,868    $ 311,129         $ 432,286
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

         The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

The accompanying financial statements as of June 30, 2004 and for the six months then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $529,581 through June 30, 2004. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2004, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

NOTE 2 - RELATED PARTY TRANSACTIONS

On March 25, 2004, the Board of Directors renewed the President's employment agreement through March 2005 with an annual salary of $48,000.

For the period February 1, 2001 through January 5, 2004, the Company used a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. Since January 5, 2004, for its principal office the Company is using a portion of the premises occupied by Catalyst Financial LLC, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office for the quarter and six months ended June 30, 2004 and the years ended December 31, 2003 and 2002.

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the period from January 1, 2004 through June 30, 3004 and the years ended December 31, 2003, 2002 and 2001, the Company has earned no revenues other than interest income from investments.

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

         On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of June 30, 2004, the Company owned securities valued at $91,600. Such securities had a realized gain of $1,729 for the quarter ended June 30,2004. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.


Results Of Operations


     For the three month periods ended June 30, 2004 and 2003, the Company had revenue of $1,887 and $787, respectively. Operating expenses for the three month periods ended June 30, 2004 and 2003 were $18,953 and $17,440, respectively. For the three month periods ended June 30, 2004 and 2003, the Company had net operating losses of $17,066 and $16,653, respectively.

     For the six month periods ended June 30, 2004 and 2003, the Company had revenue of $2,059 and $2,024, respectively. Operating expenses for the six month periods ended June 30, 2004 and 2003 were $39,544 and $45,339, respectively. For the six month periods ended June 30, 2004 and 2003, the Company had net operating losses of $37,485 and $43,315, respectively.


Liquidity and Capital Resources

     During the three month period ended June 30, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of June 30, 2004, the Company had cash on hand in the amount of $185,868. The Company may need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

         Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

31*   President's Written Certification Of Financial Statements Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith


         b) The Company did not file a Current Report on Form 8-K during the three month period ending on June 30, 2004.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 2004


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