Form 10QSB
period 2004-09-30
RIDGEFIELD ACQUISITION CORP
filed 2004-11-15
CIK 812152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarter ended September 30, 2004.

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

As of November 10, 2004, the Registrant had outstanding 813,028 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of September 30, 2004 (unaudited)
                  and December 31, 2003 (audited)                             3

         Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the Nine Months Ended September 30, 2004 and 2003, Cumulative Amounts from January 1, 2000 through
                  September 30, 2004 (unaudited)                              4

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2004 and 2003 (unaudited) 5

         Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2004 and 2003, Cumulative Amounts from
                  January 1, 2000 through September 30, 2004 (unaudited)      6

         Notes to Consolidated Financial Statements                           7


Item 2.  Management Discussion and Analysis and Plan of Operations            9

Item 3.  Controls and Procedures                                             13


PART II - OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,    December 31,
                                                                         2004             2003
                                                                      (Unaudited)      (Audited)
                                        ASSETS

CURRENT ASSETS
    Cash                                                              $   187,027     $   246,418
                                                                      -----------     -----------
         Total Current Assets                                             187,027         246,418

    Investments                                                           104,100          49,580
                                                                      -----------     -----------
       Total Assets                                                   $   291,127     $   295,998
                                                                      ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $    94,200     $    61,197
                                                                      -----------     -----------

        Total Current Liabilities                                          94,200          61,197
                                                                      -----------     -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 813,028 shares                         81,303          81,303
    Capital in excess of par value                                      1,595,509       1,595,509
    Accumulated (deficit)                                                (947,820)       (947,820)
    (Deficit) accumulated during the development stage                   (536,579)       (492,096)
    Accumulated other comprehensive income (loss)                           4,514          (2,095)
                                                                      -----------     -----------

        Total Equity                                                      196,927         234,801
                                                                      -----------     -----------

        Total Liabilities and Stockholders' Equity                    $   291,127     $   295,998
                                                                      ===========     ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                  Cumulative
                                         Nine Months Ended       Amounts from
                                           September 30,      January 1, 2000 to
                                                                 September 30,
                                          2004        2003           2004


REVENUES
    Interest income                    $     625   $   2,791    $    25,300
      Realized gain on investments        11,454          --         11,206
                                       ---------   ---------      ---------
         Total Income                     12,079       2,791         36,506

OPERATING EXPENSES
    General and administrative            56,562      61,958        423,736
    Employee stock options                    --          --        130,625
    Patent write-off                          --          --         18,724
                                       ---------   ---------      ---------
         Total Operating Expenses         56,562      61,958        573,085
                                       ---------   ---------      ---------

         Net Operating Loss            $ (44,483) $  (59,167)    $ (536,579)
                                       =========   =========      =========

OTHER COMPREHENSIVE INCOME (LOSS)

      Unrealized losses arising
       during the year                    (6,954)         --         (9,297)
      Reclassification adjustments        13,563          --         13,811
                                       ---------   ---------      ---------
       Comprehensive Income                6,609          --          4,514
                                       ---------   ---------      ---------

       Net Comprehensive Loss          $ (37,874)  $ (59,167)     $(532,065)
                                       =========   =========      =========


NET LOSS PER COMMON SHARE
    Basic                              $   (0.05)  $   (0.07)     $   (0.69)
                                       =========   =========      =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                813,028     813,028        774,616
                                       =========   =========      =========


          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                            Three Months Ended
                                               September 30,
                                            2004           2003

REVENUES
         Interest income                 $     295      $     766
         Realized gain on investment         9,725             --
                                         ---------      ---------
           Total Income                     10,020            766


OPERATING EXPENSES

      General and administrative            17,018         16,619
                                         ---------      ---------
           Net Operating Loss            $ ( 6,998)     $ (15,853)
                                         ---------      ---------

OTHER COMPREHENSIVE INCOME (LOSS)

      Unrealized losses arising
          during the year                    4,514             --
     Reclassification adjustments            3,309             --
                                         ---------      ---------
         Comprehensive Income                7,823             --
                                         ---------      ---------

         Net Comprehensive Income (Loss) $     825      $ (15,853)
                                         =========      =========



NET LOSS PER COMMON SHARE
          Basic                          $   (0.01)     $   (0.02)
                                         =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic                            813,028        813,028
                                         =========      =========


           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Cumulative
                                                            Nine Months Ended        Amounts from
                                                              September 30,        January 1, 2000 to
                                                                                      September 30,
                                                            2004         2003             2004
CASH FLOWS FROM OPERATING ACTIVITES
        Net loss                                         $ (44,483)   $ (59,167)        $(536,579)
        Adjustment to reconcile net loss to net cash
             used in operating activities
             Stock issuance for salary                          --           --            96,000
             Stock issued for professional services             --           --            18,200
             Stock options compensation                         --           --           130,625
             Write-off of patent                                --           --               248
                Realized gain on investments               (11,454)          --             7,270
             Changes in assets and liabilities
               Increase in prepaid expenses                     --       (1,120)               --
               Decrease in note and interest receivable         --           --            50,000
               Increase in accounts payable and
                  accrued expenses                          33,004       20,572            78,808
                                                         ---------    ---------         ---------

        Net Cash Used in Operating Activities              (22,933)     (39,715)         (155,428)
                                                         ---------    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchases of investments                      (203,467)          --         (315,422)
            Proceeds from sale of investments              167,009           --          227,041
                                                         ---------    ---------         ---------
         Net Cash Used in Investing Activities             (36,458)          --          (88,381)
                                                         ---------    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

            Exercise of common stock warrants                   --           --             5,625
                                                         ---------    ---------         ---------
        Net Cash Provided by Financing Activities               --           --             5,625
                                                         ---------    ---------         ---------

NET DECREASE IN CASH                                       (59,391)     (39,715)         (238,184)

CASH, BEGINNING OF PERIODS                                 246,418      346,165           425,211
                                                         ---------    ---------         ---------

CASH, END OF PERIODS                                     $ 187,027    $ 306,450         $ 187,027
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

         The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., it's wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying financial statements as of September 30, 2004 and for the nine months then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $536,579 through September 30, 2004. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2004, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

NOTE 2 - RELATED PARTY TRANSACTIONS

On March 25, 2004, the Board of Directors renewed the President's employment agreement through March 2005 with an annual salary of $48,000.

For the period February 1, 2001 through January 5, 2004, the Company used a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. Since January 5, 2004, for its principal office the Company is using a portion of the premises occupied by Catalyst Financial LLC, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office for the quarter and nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002.

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the period from January 1, 2004 through September 30, 2004 and the years ended December 31, 2003, 2002 and 2001, the Company has earned no revenues other than interest income and realized gains from investments.

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

The Company's U.S. Patent
--------------------------

         Following the sale of substantially all of the Company's assets in 1999, the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale for micro dissection. The Company filed a patent application in February 1998, to protect certain features of the system and method of the micro-robotic device. However, due to the inability of the Company to complete the micro-robotic device, the Company determined that it would cease development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device have been written off by the Company.

         On March 19, 2002, the Company was awarded United States Patent No. US 6,358,749 B1 for the "Automated System for Chromosome Micro dissection and Method of Using Same" (the "Patent").

         The Patent covers an automated system and method for micro dissection of samples such as chromosomes or other biological material, and in particular, it relates to a robotic assisted micro dissection system and method that significantly reduces the time and skill needed for cellular and sub-cellular dissections. Micro dissection is defined as dissection under the microscope; specifically: dissection of cells and tissues by means of fine needles that are precisely manipulated by levers. The system and method covered by the Patent attempts to provide reliability and ease of operation thereby making micro dissection widely available to laboratories. While the Company has never derived any revenues from the micro-robotic device, the Company plans to attempt to license or sell the technology covered by the Patent. There can be no assurances that the Company will be able to successfully market the technology covered by the Patent or that the Company will ever derive any revenues from the Patent or the technology covered by the Patent.

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

         On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of September 30, 2004, the Company owned securities valued at $104,100. Such securities had a realized gain of $9,725 for the quarter ended September 30,2004. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.


Results Of Operations


     For the three-month periods ended September 30, 2004 and 2003, the Company had revenue of $10,020 and $766, respectively. Operating expenses for the three month periods ended September 30, 2004 and 2003 were $17,018 and $16,619, respectively. For the three-month periods ended September 30, 2004 and 2003, the Company had net operating losses of $6,998 and $15,853, respectively.

     For the nine-month periods ended September 30, 2004 and 2003, the Company had revenue of $12,079 and $2,791, respectively. Operating expenses for the nine month periods ended September 30, 2004 and 2003 were $56,562 and $61,958, respectively. For the nine-month periods ended September 30, 2004 and 2003, the Company had net operating losses of $44,483 and $59,167, respectively.


Liquidity and Capital Resources

     During the three month period ended September 30, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of September 30, 2004, the Company had cash on hand in the amount of $187,027. The Company may need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     During the quarter ended September 30, 2004, the Company was not a party to any material legal proceedings.



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

31*   President's Written Certification Of Financial Statements Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith


         b) The Company did not file a Current Report on Form 8-K during the Three-month period ending on September 30, 2004.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 2004


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