Form 10KSB
period 2004-12-31
RIDGEFIELD ACQUISITION CORP
filed 2005-03-30
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 2004

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

The Issuer's revenues for fiscal year ended December 31, 2004, were $1,192.

The aggregate market value of the Registrant's voting stock held, as of March 22, 2005, by non-affiliates of the Registrant was $240,220.

As of March 23, 2005, Registrant had 813,028 shares of its $0.10 par value common stock outstanding.

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

     Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the period from January 1, 2004 through December 31, 2004 and the years ended December 31, 2003 and December 31, 2002, the Company has earned no revenues other than interest income and investment income.


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

     During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company (the "Subsidiary"). A copy of the Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation are attached as an Exhibit to the Company's Current Report on Form 8-K filed on March 7, 2003 which is incorporated herein by reference. The Board of Directors of the Company has authorized management of the Company to transfer the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary. The transfer of the Patent to the Subsidiary became effective in the quarter ended June 30, 2003.The Company plans to develop and exploit the Patent through the Subsidiary. However, the Subsidiary currently has no assets other than the Patent, and there can be no assurances that the Subsidiary will be able to Successfully develop and/or exploit the technology covered by the Patent.


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

     On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of December 31, 2004, the Company owned securities valued at $56,850, investment income of $28,119 and has a cumulative unrealized gain of $3,997). The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.

Employees
---------

         As of March 23, 2005, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources
---------------------------------

     The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2004 and December 31, 2003. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger with a target company (an "Acquisition") or through the Subsidiary's successful exploitation of the Patent. There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis, or that the Subsidiary will derive any revenues from the Patent. The current revenues of the Company may not be sufficient to fund further Acquisitions or the successful development and exploitation of the Patent. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition or exploit the Patent. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

     Mr. Bronson beneficially owns and controls 734,160 shares of common stock of the Company, including options to purchase 150,000 shares of common stock, representing approximately 76% of the issued and outstanding shares of common stock and approximately 76% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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


There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

     The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of common stock. As of March 23, 2005, the Company had 813,028 shares of common stock issued and outstanding and 4,186,972 authorized but unissued shares of common stock available for issuance. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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


ITEM 3. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 2004 and December 31, 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2004.



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


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period              High Bid ($)          Low Bid ($)
         ------------------              ------------          -----------
           2004
         First Quarter                       1.50                      1.50
         Second Quarter                      2.00                      1.50
         Third Quarter                       2.00                       .85
         Fourth Quarter                       .85                       .52

            2003
         First Quarter                       1.50                      1.50
         Second Quarter                      1.50                      1.50
         Third Quarter                       1.50                       .75
         Fourth Quarter                       .75                       .52


         As of March 22, 2005, the bid and ask price of the Company's common stock was $1.05.

         (b) HOLDERS. As of March 22, 2005, the Company had approximately 656 shareholders of record of its common stock, $0.10 par value.

         (c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future. There are no contractual restrictions on the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

         During the fiscal year ended December 31, 2004, the Company did not issue any shares of common stock, preferred stock, options or warrants.


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

          On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of December 31, 2004, the Company owned securities valued at $56,850 and generated investment income of $28,119 and has a cumulative unrealized gain of $3,997). The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.

Results of Operations
---------------------

         During the year ended December 31, 2004 ("Fiscal 04"), the Company earned no revenues from operations and generated interest income of $1,192, compared to no revenues from operations and interest income in the amount of $3,077 for the year ended December 31, 2003 ("Fiscal 03").

         During Fiscal 04, the Company incurred expenses of $77,571, a decrease of $12,045 compared to expenses of $89,616 for Fiscal 03. On December 31, 2004, the Company had invested $56,850 in accordance with its Investment Strategy, and as of that date the Company had investment income of $28,119 and a 2004 unrealized gain of $6,097 based on its investment in securities.

         For Fiscal 04 the Company incurred a net loss of $48,260 compared to a net loss of $86,787 for Fiscal 03.


Liquidity and Capital Resources
-------------------------------

         During Fiscal 04, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 2004, the Company had working capital of $135,783. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity or the development and the exploitation of the Patent. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. The Company or the Subsidiary may also need additional funds to finance the development and exploitation of the Patent. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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


ITEM 8.    CHANGE IN ACCOUNTANTS

         On January 14, 2005 the Company dismissed Kostin, Ruffkess & Company, LLC as its independent accountants. The reports of Kostin, Ruffkess & Company, LLC on the financial statements for the fiscal year ended December 31, 2003 contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles. The report of Kostin, Ruffkess & Company, LLC on the financial statements for the fiscal year ended December 31, 2003 contained an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern.

       On January 14, 2005, the Company engaged Carlin, Charron & Rosen, LLP as its new independent accountants, as of January 14, 2005. During the two most recent fiscal years and through January 14, 2005 the Company has not consulted Carlin, Charron & Rosen, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the Company, and either a written report was provided to the Company or oral advice was provided that Carlin, Charron & Rosen, LLP concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing, or financial reporting issue.


        The Board of Directors of the Company, participated in and approved the decision to change independent accountants. The Company filed a current report on Form 8-K on January 18, 2003, disclosing the change of independent auditors, and such report is incorporated herein by reference.


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31,2004. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        39     Chairman, Chief Executive Officer and President
Leonard Hagan            53     Director
Kenneth Schwartz         49     Director


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


Meetings and Committees of the Board of Directors
-------------------------------------------------

     During the fiscal year ended December 31, 2004, the Board of Directors held 1 meeting. In view of the Company's lack of operations, during the year ended December 31, 2004, the Board of Directors did not have any Committees. During the fiscal year ended December 31, 2004, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


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


Code of Ethics
---------------

         At a meeting of the Board of Directors of the Company held on March 25, 2004, Company adopted a Code of Ethics. A copy of the Code of Ethics is attached \ as Exhibit 14 to the Company's Form 10-KSB for the year ended December 31, 2003.


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

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table(1)

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position           Fiscal year  Annual Salary   Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President          2004       $48,000             0              0
                           2003       $48,000             0          150,000(2)
                           2002       $48,000             0              0

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

      Long Term Incentive Plan. The Company has no long-term incentive plan.


Aggregate Option Exercises in Fiscal 2004 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2004, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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
-------------------

(1) Calculated on the basis of $1.50 per share, the closing price of the common stock on the over-the-counter market on December 31, 2004, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

Compensation of Directors
-------------------------

     In fiscal year ended December 31, 2004, no cash compensation was paid to our directors for their services as directors. However, on March 21, 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years.

     Subsequent Event

     On March 25, 2005, the Company issued an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, to Leonard Hagan one of the Company's independent directors, for his services to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005.

     On March 25, 2005, the Company issued an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, to Kenneth Schwartz one of the Company's independent directors, for his services to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005.


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

     Subsequent Event

     On March 25, 2005, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another one (1) year term, and modified the agreement to provide that Mr. Bronson shall no longer entitled to receive a salary of $48,000 per year. Additionally, on March 25, 2005, the Company issued to Mr. Bronson an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005 and such option is exercisable for a period of 5 years.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 24, 2005, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                      Number of        Percent
Name and Address      Company Position               Shares owned      of class
----------------      ----------------               ------------      --------
Steven N. Bronson     Chairman, CEO                   734,160(2)(3)       76%
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


     Subsequent Event

     On March 25, 2005, the Company issued an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, to Steven Bronson the Chairman and President of the Company, for his services to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005.

     On March 25, 2005, the Company issued an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, to Leonard Hagan one of the Company's independent directors, for his services to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005.

     On March 25, 2005, the Company issued an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, to Kenneth Schwartz one of the Company's independent directors, for his services to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the fiscal year ended December 31, 2004.

     Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. The Company entered into a Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, with Catalyst Financial (the "M&A Advisory Agreement"). Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to 4net Software in connection with the Company's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee in the amount of five percent (5%) of the total consideration of the specific transaction (the "M&A Fee"). The maximum amount of the M&A Fee is $500,000 for any single transaction. The M&A Advisory Agreement expired by its own terms in November 2004.

     Subsequent Event

     On March 25, 2005, the Board of Directors authorized the renewal of the M&A Advisory Agreement for an additional three years commencing on April 1, 2005. Additionally, under the Board modified the M&A Advisory Agreement to provide that the Company shall pay to Catalyst Financial a monthly retainer fee in the amount of $1,000 per month commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement.


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

14      Code of Ethics

31*     President's Written Certification Of Financial Statements
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*     President's Written Certification Of Financial Statements
        Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith


        b         Reports on Form 8-K.

        The Company did not file any current reports on Form 8-K during the quarter Ended December 31, 2004.

          On January 18, 2004, the Company filed a current report on Form 8-K, disclosing a change of its independent auditors, and such report is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees.
----------

            The aggregate fees billed to the Company for professional services rendered by our current and former principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $9,850 and $7,321, for fiscal years 2004 and 2003, respectively.


Audit-Related Fees.
------------------

            None.


Tax Fees.
--------

            The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $900 for fiscal year 2004, and $1,750, for fiscal year 2003.


All Other Fees.
--------------

None.

            The audit committee approved the engagement of Carlin, Charron & Rosen, LLP in the preparation of the Company's tax returns for fiscal year 2004.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2005


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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 29, 2005
of the Board of Directors
Principal Executive Officer
March 29, 2005




/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 29, 2005

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page

Independent Auditor's Report for 2004                                             F - 2

Independent Auditor's Report for 2003                                              F -3

Consolidated Balance Sheet
       December 31, 2004                                                          F - 4

Consolidated Statements of Operations and Comprehensive Gain (Loss)
       Years Ended December 31, 2004 and 2003
       and Cumulative Amounts from January 1, 2000 to December 31, 2004           F - 5

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2004 and 2003                                     F - 6

Consolidated Statements of Cash Flows
       Years Ended December 31, 2004 and 2003
       and Cumulative Amounts from January 1, 2000 to December 31, 2004       F - 7 - F - 8

Notes to Consolidated Financial Statements                                   F - 9 -- F - 16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of Ridgefield Acquisition Corporation

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corporation and subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations and comprehensive gain
(loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corporation and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin Charron & Rosen LLP

Glastonbury, Connecticut
March 25, 2005

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Ridgefield Acquisition Corp. and Subsidiary



We have audited the consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Ridgefield Acquisition Corp. and Subsidiary (the "Company") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations, changes in stockholders' equity, and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Kostin, Ruffkess & Company, LLC

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
March 16, 2004

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                       $   246,970
                                                                    -----------

       Total Current Assets                                             246,970
                                                                    -----------

OTHER ASSETS

    Investments                                                          56,850
                                                                    -----------

       Total Assets                                                 $   303,820
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $   111,187
                                                                    -----------

       Total Current Liabilities                                        111,187
                                                                    -----------


STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par value; authorized - 1,000,000 shares;
         Issued - none                                                       --
   Common stock - $.10 par value; authorized - 5,000,000 shares;
         Issued and outstanding - 813,028 shares                         81,303
   Capital in excess of par value                                     1,595,509
   Accumulated deficit                                                 (947,820)
   Deficit accumulated during the development stage                    (540,356)
   Accumulated other comprehensive gain                                   3,997
                                                                    -----------

                                                                         192,633
                                                                    -----------

       Total Liabilities and Stockholders' Equity                   $   303,820
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)

                                                                             Cumulative
                                                                            Amounts from
                                                          Years Ended      January 1, 2000
                                                          December 31,     to December 31,
                                                       2004         2003        2004
REVENUES
      Interest income                               $   1,192    $   3,077    $  25,867
      Realized gain (loss) on sale of investments      28,119         (248)      27,871
                                                    ---------    ---------    ---------
        Total Revenues                                 29,311        2,829       53,738
                                                    ---------    ---------    ---------

OPERATING EXPENSES
    General and administrative                         77,571       89,616      444,745
    Employee stock options                                 --           --      130,625
    Write-off of patent                                    --           --       18,724
                                                    ---------    ---------    ---------
       Total Expenses                                  77,571       89,616      594,094
                                                    ---------    ---------    ---------

NET LOSS                                              (48,260)     (86,787)    (540,356)
                                                    ---------    ---------    ---------

OTHER COMPREHENSIVE GAIN (LOSS)
    Unrealized gain (loss) on securities                9,049       (2,343)       6,706
    Reclassification adjustment for realized
       gain/loss                                       (2,957)         248       (2,709)
                                                    ---------    ---------    ---------
    Other comprehensive gain (loss)                     6,092       (2,095)       3,997
                                                    ---------    ---------    ---------

COMPREHENSIVE LOSS                                  $ (42,168)   $ (88,882)   $(536,359)
                                                    =========    =========    =========


NET LOSS PER COMMON SHARE
    Basic and dilutive                              $   (0.06)   $   (0.11)   $   (0.69)
                                                    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and dilutive                               813,028      813,028      774,616
                                                    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                 (Deficit)
                                                                                Accumulated   Accumulated
                                     Common Stock     Capital in                  During         Other
                                   -----------------  Excess of   Accumulated   Development  Comprehensive
                                   Shares    Amount   Par Value    (Deficit)      Stage      Income/(Loss)  Totals
                                   ------    ------   ---------   -----------   -----------  -------------  ------
Balance, December 31, 2002         813,028   $81,303  $1,595,509   ($947,820)   ($405,309)    $   --       $323,683
                                   -------   -------  ----------    ---------    ---------    -------      --------
Other Comprehensive Income/Loss
   Changes in unrealized gain/loss      --        --          --           --           --     (2,095)       (2,095)
Net Loss                                --        --          --           --      (86,787)        --       (86,787)
                                   -------   -------  ----------    ---------    ---------    -------      --------

Balance, December 31, 2003         813,028   $81,303  $1,595,509   ($947,820)    ($492,096)   ($2,095)     $234,801
                                   =======   =======  ==========    =========    =========     =======     ========

Other Comprehensive Income/Loss
   Changes in unrealized gain/loss      --        --          --          --            --      6,092         6,092
Net Loss                                --        --          --          --       (48,260)        --       (48,260)
                                   -------   -------  ----------    ---------     ---------    -------     --------

Balance, December 31, 2004         813,028   $81,303  $1,595,509    ($947,820)   ($540,356)     $3,997     $192,633
                                   =======   =======  ==========     ========     ========    =========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 Amounts from
                                                                               Years Ended    January 1, 2000 to
                                                                               December 31,       December 31,
                                                                            2004         2003         2004
CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                                            $ (48,260)   $ (86,787)   $(540,356)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Stock issuance for salary                                             --           --       96,000
          Stock issuance for professional services                              --           --       18,200
          Stock options compensation                                            --           --      130,625
          Realized (gain)loss on sales of investments                       (28,119)        248      (27,871)
          Write-off of patent                                                   --           --       18,724

          Changes in assets and liabilities
            Decrease (increase) in note and interest receivable                 --           --       50,000
            Increase (decrease) in accounts payable and accrued expenses    49,990       38,715       95,795
                                                                         ---------    ---------    ---------

          Net cash used in operating activities                            (26,389)     (47,824)    (158,883)
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of investments                                       (351,158)    (111,955)    (463,113)
           Proceeds from sales of investments                              378,099       60,032      438,130
                                                                         ---------    ---------    ---------

     Net cash provided by (used in) investing activities                    26,941      (51,923)     (24,983)
                                                                         ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of common stock warrants                                          --           --        5,625
                                                                         ---------    ---------    ---------

     Net cash provided by financing activities                                  --           --        5,625
                                                                         ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           552      (99,747)    (178,241)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                            246,418      346,165      425,211
                                                                         ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                                $ 246,970    $ 246,418    $ 246,970
                                                                         =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
          CUMULATIVE AMOUNTS FROM JANUARY 1, 2000 TO DECEMBER 31, 2004



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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         LOSS PER COMMON SHARE

         Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted loss per share for any period presented since the inclusion of potentially dilutive convertible equity instruments would be antidilutive.

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

         STOCK BASED COMPENSATION

         The company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of SFAS 123, for the stock options granted to the employees and directors of the Company. In 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years. In 2002, the Company recognized compensation expense of $130,625 for options granted to its President below the market price, based on the difference

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         between the exercise price and market price on the date of grant. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                    2004              2003
                          Net loss
                              As reported       $ (48,260)        $  (86,787)
                              Pro forma           (48,260)          (230,097)

                          Net loss per share
                              As reported            (.06)              (.11)
                              Pro forma              (.06)              (.28)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004 and 2003: no dividend yield; expected volatility of 90%; risk-free interest rate of 3%; and expected life of five years for 2004 and one year for 2003.

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

         In February 2000, the Company entered into an agreement with a shareholder which resulted in a change in control of the Company. The agreement specified that the Company owns certain intellectual property consisting of the patent application and a related Technology License Agreement. In June 2000, the Company decided not to pursue further research and development or sale of the patent and wrote off the capitalized costs.

         In 2002, the Company received its patent for the micro-robotic device from the U.S. Patent Office.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and cash equivalents, investments, accounts payable and accrued expenses approximates fair value because of the immediate or short-term nature of these financial instruments.

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


         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. SFAS No. 123 (revised 2004) is effective in the first interim or annual period beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123 (revised 2004) in its third quarter of fiscal 2005. The Company is currently evaluating the impact of the adoption of SFAS 123 (revised 2004) on the Company's financial position and results of operations.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF ACCOUNTING / GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since reentering the development stage, effective January 1, 2000, of $540,356. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2004, the Company has no principal operations or revenue producing activities.

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


NOTE 3 - INVESTMENTS

         Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses are calculated using the original cost. Investments at December 31, 2004, are comprised of common stocks which had an aggregate cost of $52,853 and a fair market value of $56,850. Those investments had cumulative unrealized gains of $3,997 at December 31, 2004. During 2004, the Company sold investments that had an aggregate cost of $349,980 and an aggregate sales price of $378,099 which resulted in a realized gains of $28,119. During 2003, the
           Company sold investments that had an aggregate cost of $60,280 and an aggregate sales price of $60,032 which resulting in a realized loss of $248.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         OPTIONS

         The status of outstanding options granted by the Company is as follows:

                                                           No.     Weighted Avg
                                                           of       Exercise
                                                          Shares      Price

          Options Outstanding - December 31, 2003         150,000       1.65
                                 (150,000) exercisable)   -------


           Options Outstanding - December 31, 2004        150,000       1.65
                                 (150,000) exercisable)   -------


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 90%; discount rate of 3.0%; and expected life of 3.5 years for 2004. No options were exercised or forfeited during 2004.

         At December 31, 2004, the number of options exercisable was 150,000, the weighted average exercise price of these options was $1.65, the weighted average remaining contractual life of the options was 3.25 years and the exercise price was $1.65 per share.

         At December 31, 2003, the number of options exercisable was 150,000, the weighted average exercise price of these options was $1.65, the weighted average remaining contractual life of the options was 4.3 years and the exercise price was $1.65 per share.


NOTE 5 - INCOME TAXES

         At December 31, 2004 and 2003, the Company has net operating loss carryforwards totaling approximately $1,000,000, that may be offset against future taxable income through 2022. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES (CONTINUED)

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $400,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Therefore, there is no current or deferred tax expense for the years ended December 31, 2004 and 2003. Of the total tax benefit of the loss carryforward, approximately $0 and $38,000 is applicable to 2004 and 2003, respectively.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.



NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003 the Company incurred approximately $0 and $270, respectively, in professional fees to a firm managed by a member of the Board of Directors.

         In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement is for a three year period, terminating November, 2004. As of December 31, 2004, no merger had been completed under the agreement (Also see
           Note 8, below).

         The President's employment agreement is renewable annually for one year at an annual salary of $48,000. During 2003, the President was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years (Also see Note 8, below).

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office in 2004 and 2003. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices in 2004 and 2003. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.


NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2004 and 2003.


NOTE 8   - SUBSEQUENT EVENT

         On March 25, 2005, the Board of Directors (the "Board") of the Company approved the following actions: (1) the Board approved a one (1) year renewal of Mr. Bronson's employment agreement with the Company, however, Mr. Bronson will no longer receive an annual salary of $48,000 per year; (2) the Board agreed to issue Mr. Bronson that number of shares of common stock of the Company at a price of $1.05 per share equal in value to Mr. Bronson's accrued salary; (3) the Board approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement") between the Company and Catalyst Financial LLC ("Catalyst") for a period of three (3) years commencing on April 1, 2005 and modified the M&A Advisory Agreement to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement and (4) the Board authorized the issuance of the following securities: (a) to Steven Bronson an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005 and such option is exercisable for a period of 5 years; (b) to Leonard Hagan an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005 and such option is exercisable for a period of 5 years; and (c) to Kenneth Schwartz an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005 and such option is exercisable for a period of 5 years. .