Form 10QSB
period 2005-03-31
RIDGEFIELD ACQUISITION CORP
filed 2005-05-16
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2005.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                    to
                                      ------------------    ------------------


                         Commission File No. -- 0-16335


                          Ridgefield Acquisition Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          Colorado                                             84-0922701
-------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)




                 100 Mill Plain Road, Danbury, Connecticut 06811
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (203) 791-3871
            ---------------------------------------------------------
              (Issuer's Telephone Number, including area code)



13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

As of May 12, 2005, the Registrant had outstanding 920,773 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of March 31, 2005
                  (unaudited) and December 31, 2004 (audited)                 3

         Consolidated Statements of Operations and
                  Comprehensive Loss for the Three Months Ended
                  March 31, 2005 and 2004, Cumulative Amounts from
                  January 1, 2000 through March 31, 2005 (unaudited)          4

         Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2005 and 2004, Cumulative Amounts
                  from January 1, 2000 through March 31, 2005 (unaudited)     5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management Discussion and Analysis or Plan of Operation              8

Item 3.  Controls and Procedures                                             12


PART II - OTHER INFORMATION                                                  13

Item 1.  Legal Proceedings                                                   13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 5.  Other Information                                                   13

Item 6.  Exhibits & Reports on Form 8-K                                      14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                   March 31, 2005  Dec. 31, 2004

                                                                     (Unaudited)     (Audited)
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $   189,161    $   246,970
                                                                     -----------    -----------
TOTAL CURRENT ASSETS                                                     189,161        246,970
                                                                     -----------    -----------
OTHER ASSETS
    Investments                                                          113,950         56,850
                                                                     -----------    -----------
TOTAL ASSETS                                                         $   303,111    $   303,820
                                                                     ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    14,065    $   111,187
                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                 14,065        111,187
                                                                     -----------    -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none                                                      --             --
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 920,773 and 813,028 shares as
            of March 31, 2005 and December 31, 2004, respectively         92,077         81,303
    Capital in excess of par value                                     1,697,867      1,595,509
    Accumulated deficit                                                 (947,820)      (947,820)
    Deficit accumulated during the development stage                    (557,275)      (540,356)
    Accumulated other comprehensive gain                                   4,197          3,997
                                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                               289,046        192,633
                                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $   303,111    $   303,820
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                              Three Months Ended     Cumulative Amounts
                                                   March 31,        from January 1, 2000
                                              2005           2004  through March 31, 2005
REVENUES
        Interest Income                    $     892      $     172      $  26,759
        Realized Gain on Investment               --             --         27,871
                                           ---------      ---------      ---------
TOTAL REVENUE                                    892            172         54,630
                                           ---------      ---------      ---------
OPERATING EXPENSES

         General and administrative           17,811         20,591        462,556
         Stock Options                            --             --        130,625
         Write off of patent                      --             --         18,724
                                           ---------      ---------      ---------
TOTAL EXPENSES                                17,811         20,591        611,905
                                           ---------      ---------      ---------

NET LOSS                                     (16,919)       (20,419)      (557,275)

OTHER COMPREHENSIVE GAIN/(LOSS)
     Unrealized gain/(loss)on securities         200         (8,160)         6,906
     Reclassification adjustment
       for realized loss                          --             --         (2,709)
                                           ---------      ---------      ---------
OTHER COMPREHENSIVE GAIN/(LOSS)                  200         (8,160)         4,197
                                           ---------      ---------      ---------

COMPREHENSIVE LOSS                         $ (16,719)     $ (28,579)     $(553,078)
                                           =========      =========      =========

NET LOSS PER COMMON SHARE
          Basic and Dilutive               $   (0.02)     $   (0.03)     $   (0.71)
                                           =========      =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Dilutive                 822,605        813,028        790,610
                                           =========      =========      =========

           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                   Three Months Ended      Amounts from
                                                                        March 31,         January 1, 2000
                                                                                         through March 31,
                                                                   2005           2004         2005
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                               $ (16,919)     $ (20,419)     $(557,275)
             Adjustment to reconcile net loss to net cash
               used in operating activities
             Stock issuance for salary                           113,132             --        209,132
             Stock issued for professional services                   --             --         18,200
             Stock options compensation                               --             --        130,625
             Write-off of patent                                      --             --         18,724
             Realized gain on investment                              --             --        (27,871)
        Changes in assets and liabilities
             Decrease in note and interest receivable                 --             --         50,000
            (Decrease)/Increase in accounts payable
                  and accrued expenses                           (97,122)        11,968         (1,327)
                                                               ---------      ---------      ---------


        Net Cash Used in Operating Activities                       (909)        (8,451)      (159,792)

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of Investments                             (56,900)            --       (520,013)
            Proceeds from Sale of Investments                         --             --        438,130
                                                               ---------      ---------      ---------

        Net Cash Used in Investing Activities                    (56,900)            --        (81,883)
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                        --             --          5,625
                                                               ---------      ---------      ---------

        Net Cash Provided by Financing Activities                     --             --          5,625
                                                               ---------      ---------      ---------

NET DECREASE IN CASH                                             (57,809)        (8,451)      (236,050)

CASH, BEGINNING OF PERIODS                                       246,970        246,418        425,211
                                                               ---------      ---------      ---------

CASH, END OF PERIODS                                           $ 189,161      $ 237,967      $ 189,161
                                                               =========      =========      =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying financials statements as of March 31, 2005 and for the three months then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $557,275 through March 31, 2005. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2005, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

Note 2 - NEW ACCOUNTING STANDARD

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123 (revised 2004) in its first quarter of fiscal 2006. Adoption of this SFAS is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

On March 25, 2005, the Board of Directors renewed the President's employment agreement through March 23, 2006 with the modification that the President will no longer receive an annual salary of $48,000. The Board also agreed to pay the President's accrued salary of $113,132 through the issuance of 107,745 shares at fair value of the Company's common stock.

On March 25, 2005, the Board of Directors approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement") between the Company and Catalyst Financial LLC ("Catalyst") for a period of three (3) years commencing on April 1, 2005 and modified the M&A Advisory Agreement to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement

On March 25, 2005, the Company issued an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, to Leonard Hagan one of the Company's independent directors, for his services to the Company. On March 25, 2005, the Company issued an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, to Kenneth Schwartz one of the Company's independent directors, for his services to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005. On March 25, 2005, the Company issued to Steven N. Bronson, the Company's President, an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005. All of the above described options are exercisable for a period of 5 years and resulted in no expense to the Company.

Since January 5, 2004, for its principal office the Company is using a portion of the premises occupied by Catalyst Financial LLC, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office for the quarters ended March 31, 2005 and 2004.

Item 2.  Management Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month periods ended March 31, 2005 and 2004 and the period from January 1, 2000 through March 31, 2005, the Company has earned no revenues other than interest income from cash investments.

Acquisition Strategy
--------------------

         The Company is primarily engaged in seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement.

         The Company anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, and providing liquidity for all shareholders and other factors.

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

         On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of March 31, 2005, the Company owned securities valued at $113,950. Such securities had an unrealized gain of $200 for the quarter ended March 31, 2005. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.


Results of Operations
---------------------

       For the three months ended March 31, 2005, the Company has not earned any revenues, except for interest income of $892. For the same period the Company incurred general and administrative expenses of $17,811 resulting in a net loss from operations equal to $16,919. General and administrative expenses were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission. On March 31, 2005, the Company had invested $113,950 in accordance with its Investment Strategy. Such securities had an unrealized gain of $200 for the quarter ended March 31, 2005.


Liquidity and Capital Resources
-------------------------------

         During three months ended March 31, 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the quarter and cash generated from interest income during the quarter. As of March 31, 2005, the Company had on hand cash in the amount of $189,161.

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

       Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.


Item 3. Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended March 31, 2005, the Company was not a party to any material legal proceedings.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On March 25, 2005, the Company issued 107,745 shares of the Company's common stock valued at $1.05 per share to pay the President's accrued salary of $113,132 through March 23, 2005.

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

         On March 25, 2005, the Company issued to Steven N. Bronson, the Company's President, an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005 and such option is exercisable for a period of 5 years.

         The above securities were all issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.


Item 5.  Other Information

         On March 24, 2001, the Company entered into an Employment Agreement with Steven N. Bronson, the President of the Company. A copy of Mr. Bronson's Employment Agreement is attached as an Exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated by reference. On March 25, 2005, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another one (1) year term through March 23, 2006, and modified the agreement to provide that Mr. Bronson shall no longer entitled to receive an annual salary.

         On March 25, 2005, the Board of Directors authorized management of the Company to enter into a three year Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement") with Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm, owned by Steven N. Bronson, the Company's president commencing on April 1, 2005. Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to the Company in connection with the Company's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee in the amount of five percent (5%) of the total consideration of the specific transaction (the "M&A Fee"). The maximum amount of the M&A Fee is $500,000 for any single transaction. In addition to the M&A Fee the Company shall pay to Catalyst Financial a monthly retainer fee in the amount of $1,000 per month commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement. The M&A Advisory Agreement replaces a previous mergers and acquisitions advisory agreement the Company had with Catalyst Financial, which expired by its terms in November 2004

Item 6.  Exhibits and Reports on Form 8-K

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

31*   President's Written Certification Of Financial Statements Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith


         b) Reports on Form 8-K.

         On January 14, 2005, the Company filed a current report on Form 8-K, disclosing a change of its independent auditors, such report is incorporated herein by reference.



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 2005


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