Form 10QSB
period 2005-06-30
RIDGEFIELD ACQUISITION CORP
filed 2005-08-15
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2005.

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

As of August 8, 2005, the Registrant had outstanding 920,773 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of June 30, 2005 (unaudited)
                  and December 31, 2004 (audited)                             3

         Consolidated Statements of Operations and Comprehensive Loss
                  for the Three Months Ended June 30, 2005
                  and 2004 (unaudited)                                        4

         Consolidated  Statements of Operations and Comprehensive Loss for the
                  Six Months Ended June 30, 2005 and 2004, Cumulative
                  Amounts from January 1, 2000 to June 30, 2005 (unaudited)   5

         Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2005 and 2004, Cumulative Amounts from
                  January 1, 2000 through June 30, 2005 (unaudited)           6

         Notes to Consolidated Financial Statements                           7


Item 2.  Management Discussion and Analysis and Plan of Operations            9

Item 3.  Controls and Procedures                                             13


PART II - OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                   14

Item 5.  Other Information                                                   14

Item 6.  Exhibits & Reports on Form 8-K                                      14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,     December 31,
                                                                           2005           2004
                                                                       (Unaudited)     (Audited)
                                        ASSETS
CURRENT ASSETS
    Cash                                                               $   128,513    $   246,970
    Prepaid expenses                                                         1,000             --
                                                                       -----------    -----------
         Total Current Assets                                              129,513        246,970

    Investments                                                            139,275         56,850
                                                                       -----------     ----------
       Total Assets                                                    $   268,788     $  303,820
                                                                       ===========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                              $     3,450     $   111,187

                                                                       -----------     -----------
        Total Current Liabilities                                            3,450         111,187
                                                                       -----------     -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none                                                        --              --
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 920,773 and 813,028 shares
                  as of June 30, 2005 and December 31, 2004,
                  respectively                                              92,077          81,303
    Capital in excess of par value                                       1,697,867       1,595,509
    Accumulated (deficit)                                                 (947,820)       (947,820)
    (Deficit) accumulated during the development stage                    (561,716)       (540,356)
    Accumulated other comprehensive (loss) gain                            (15,070)          3,997
                                                                       -----------     -----------

                                                                           265,338         192,633
                                                                       -----------     -----------

                                                                       $   268,788     $   303,820
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

                RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                              June 30,
                                                        2005            2004

REVENUES
         Interest Income                             $     849        $     158
         Realized gain on Investment                        --            1,729
                                                     ---------        ---------
           Total Income                                    849            1,887


OPERATING EXPENSES

      General and administrative                         5,289           18,953
                                                     ---------        ---------
           Net Loss                                     (4,440)         (17,066)
                                                     ---------        ---------

OTHER COMPREHENSIVE LOSS

      Unrealized losses on investments                 (19,267)          (3,309)
      Reclassification Adjustments                          --           10,255
                                                     ---------        ---------
         Other Comprehensive (Loss)Income              (19,267)           6,946
                                                     ---------        ---------

         Net Comprehensive Loss                      $ (23,707)       $ (10,120)
                                                     =========        =========



NET LOSS PER COMMON SHARE
          Basic                                      $  (0.005)       $   (0.02)
                                                     =========        =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic                                        920,773          813,028
                                                     =========        =========





           See accompanying notes to consolidated financial statements

                     RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                   Cumulative
                                                         Six Months Ended         Amounts from
                                                              June 30,          January 1, 2000 to
                                                                                      June 30,
                                                        2005            2004            2005
REVENUES
    Interest income                                  $   1,741       $     330       $  27,608
      Realized gain on investments                          --           1,729          27,871
                                                     ---------       ---------       ---------
         Total Income                                    1,741           2,059          55,479

OPERATING EXPENSES
    General and administrative                          23,101          39,544         467,846
    Employee stock options                                  --              --         130,625
    Patent write-off                                        --              --          18,724
                                                     ---------       ---------       ---------
         Total Operating Expenses                       23,101          39,544         617,195
                                                     ---------       ---------       ---------

         Net Loss                                      (21,360)        (37,485)       (561,716)
                                                     ---------       ---------       ---------

OTHER COMPREHENSIVE LOSS

      Unrealized losses on investments (19,067)         (3,309)        (12,161)
      Reclassification Adjustments                          --           2,095          (2,909)
                                                     ---------       ---------       ---------

         Other Comprehensive Loss                      (19,067)         (1,214)        (15,070)
                                                     ---------       ---------       ---------

         Net Comprehensive Loss                      $ (40,427)      $ (38,699)      $(576,786)
                                                     =========       =========       =========



NET LOSS PER COMMON SHARE
    Basic                                            $   (0.02)      $   (0.05)      $   (0.71)
                                                     =========       =========       =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                              872,556         813,028         796,511
                                                     =========       =========       =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Cumulative
                                                                   Six Months Ended         Amounts from
                                                                       June 30,          January 1, 2000 to
                                                                                              June 30,
                                                                 2005            2004           2005
CASH FLOWS FROM OPERATING ACTIVITES
        Net loss                                             $ (21,360)      $ (37,485)      $(561,716)
        Adjustment to reconcile net loss to net cash
             used in operating activities
             Stock issuance for salary                          11,912              --         107,912
             Stock issued for professional services                 --              --          18,200
             Stock options compensation                             --              --         130,625
             Write-off of patent                                    --              --          18,724
                Realized gain on investments                        --          (1,729)        (27,871)
             Changes in assets and liabilities
                  Increase in prepaid expenses                  (1,000)             --          (1,000)
               Decrease in note and interest receivable             --              --          50,000
               (Decrease) Increase in Accounts Payable
                     and Accrued Expenses                       (6,517)         20,169          89,278
                                                             ---------       ---------       ---------

        Net Cash Used in Operating Activities                  (16,965)        (19,045)       (175,848)
                                                             ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchases of Investments                          (101,492)       (132,032)       (564,605)
            Proceeds from Sale of Investments                       --          90,527         438,130
                                                             ---------       ---------       ---------
         Net Cash used in Investing Activities                (101,492)        (41,505)       (126,475)


CASH FLOWS FROM FINANCING ACTIVITIES

            Exercise of common stock warrants                       --              --           5,625
                                                             ---------       ---------       ---------
        Net Cash Provided by Financing Activities                   --              --           5,625
                                                             ---------       ---------       ---------

NET DECREASE IN CASH                                          (118,457)        (60,550)       (296,698)

CASH, BEGINNING OF PERIODS                                     246,970         246,418         425,211
                                                             ---------       ---------       ---------

CASH, END OF PERIODS                                         $ 128,513       $ 185,868       $ 128,513
                                                             =========       =========       =========

Non-cash operating activities:
     Stock issuance for salary in
     satisfaction of accrued salary
     included in accounts payable
     and accrued expenses                                      101,220              --              --

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

         The results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


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

Subsequent to the sale to JOT, the Company's sole continuing operation was the continuation of research and development activities on a prototype micro-robotic device to manipulate organ tissues on an extremely small scale. The Company had filed for a patent application for the device. As of December 31, 1999, the Company's research and development activities for the device were suspended, pending assessment of the economic benefit of continuing research and development activities or sale of the patent, as well as assessment of other corporate opportunities. In June 2000, the Company decided not to pursue further development or sale of the proto-type device and has written-off the associated patent costs.

Commencing January 1, 2000, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No.7, as it has no principal operations or revenue from any source.

Certain reclassifications have been made to the March 31, 2005 consolidated statements of cash flows to conform with the current presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying financials statements as of June 30, 2005 and for the three month and six month periods then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $561,716 through June 30, 2005. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of June 30, 2005, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

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

Since January 5, 2004, for its principal office the Company is using a portion of the premises occupied by Catalyst Financial LLC, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office for the three month and six month periods ended June 30, 2005 and 2004.

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and six month periods ended June 30, 2005 and 2004 and the period from January 1, 2000 through June 30, 2005, the Company has earned no revenues other than interest income from cash investments.

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

          The Company has investments in a brokerage account with Catalyst. As of June 30, 2005, the Company owned securities valued at $139,275. Such securities had an accumulated other comprehensive loss totaling $15,070 at June 30, 2005. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.


Results of Operations
---------------------

       For the three months ended June 30, 2005, the Company has not earned any revenues, except for interest income of $849. For the same period the Company incurred general and administrative expenses of $5,289 resulting in a net loss from operations equal to $4,440. General and administrative expenses were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission. On June 30, 2005, the Company had invested $139,275 in accordance with its Investment Strategy. Such securities had an unrealized loss of $19,267 for the quarter ended June 30, 2005.

     For the six month periods ended June 30, 2005 and 2004, the Company had revenue of $1,741 and $2,059, respectively. Operating expenses for the six month periods ended June 30, 2005 and 2004 were $23,101 and $39,544, respectively. For the six month periods ended June 30, 2005 and 2004, the Company had net operating losses of $21,360 and $37,485 respectively.


Liquidity and Capital Resources
-------------------------------

         During the six months ended June 30, 2005, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of June 30, 2005, the Company had on hand cash in the amount of $128,513.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended June 30, 2005, the Company was not a party to any material legal proceedings.


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

         On March 25, 2005, the Board of Directors authorized management of the Company to enter into a three year Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement") with Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm, owned by Steven N. Bronson, the Company's president commencing on April 1, 2005. Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to the Company in connection with the Company's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee in the amount of five percent (5%) of the total consideration of the specific transaction (the "M&A Fee"). The maximum amount of the M&A Fee is $500,000 for any single transaction. In addition to the M&A Fee the Company shall pay to Catalyst Financial a monthly retainer fee in the amount of $1,000 per month commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement. The M&A Advisory Agreement replaces a previous mergers and acquisitions advisory agreement the Company had with Catalyst Financial, which expired by its terms in November 2004. The M&A Advisory Agreement is attached as an exhibit hereto and incorporated herein by reference.

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

10.15*Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

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

31*   President's Written Certification Of Financial Statements Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith

         b) Reports on Form 8-K.

         The Company did not file a current report on Form 8-K, during the quarter ended June 30, 2005.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 9, 2005

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

                                  EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
10.15       Mergers and Acquisitions Advisory Agreement, dated as of April 1,
            2005, Ridgefield Acquisition Corp. and Catalyst Financial LLC.

31 President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.