Form 10QSB
period 2005-09-30
RIDGEFIELD ACQUISITION CORP
filed 2005-11-14
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 2005.

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

                                                          Yes   X    No
                                                              -----     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                          Yes   X    No
                                                              -----     -----

As of November 9, 2005, the Registrant had outstanding 920,773 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of September 30, 2005 (unaudited)
              and December 31, 2004 (audited)                                 3

         Consolidated Statements of Operations and Comprehensive Income (Loss)
              for the Three Months Ended September 30, 2005 and 2004
              (unaudited)                                                     4

         Consolidated Statements of Operations and Comprehensive Income (Loss)
              for the Nine Months Ended September 30, 2005 and 2004,
              Cumulative Amounts from January 1, 2000 through September 30,
              2005 (unaudited)                                                5

         Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2005 and 2004, Cumulative Amounts from January
              1, 2000 through September 30, 2005 (unaudited)                  6

         Notes to Consolidated Financial Statements                           7


Item 2.  Management Discussion and Analysis and Plan of Operations            9

Item 3.  Controls and Procedures                                             13


PART II - OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                   14

Item 5.  Other Information                                                   14

Item 6.  Exhibits & Reports on Form 8-K                                      14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     December 31,
                                                                         2005            2004
                                                                      (Unaudited)      (Audited)
                                        ASSETS

CURRENT ASSETS
    Cash                                                              $   191,579     $   246,970
                                                                      -----------     -----------
         Total Current Assets                                             191,579         246,970

    Investments                                                            81,200          56,850
                                                                      -----------     -----------
       Total Assets                                                   $   272,779     $   303,820
                                                                      ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $     3,550     $   111,187
                                                                      -----------     -----------

        Total Current Liabilities                                           3,550         111,187
                                                                      -----------     -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 920,773 and 813,028 shares
             as of September 30, 2005 and December 31, 2004,
             respectively                                                  92,077          81,303
    Capital in excess of par value                                      1,697,867       1,595,509
    Accumulated (deficit)                                                (947,820)       (947,820)
    (Deficit) accumulated during the development stage                   (566,062)       (540,356)
    Accumulated other comprehensive income (loss)                          (6,834)          3,997
                                                                      -----------     -----------
        Total Stockholders' Equity                                        269,229         192,633
                                                                      -----------     -----------

        Total Liabilities and Stockholders' Equity                    $   272,779     $   303,820
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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                            Three Months Ended
                                               September 30,
                                            2005           2004

REVENUES
         Interest income                 $     988      $     295
         Realized gain on investments        6,382          9,725
                                         ---------      ---------
           Total Income                      7,370         10,020


OPERATING EXPENSES

      General and administrative            11,716         17,018
                                         ---------      ---------
           Net Loss                      $  (4,346)     $ ( 6,998)
                                         =========      =========

OTHER COMPREHENSIVE INCOME (LOSS)

     Unrealized gain on investments         14,618          4,514
     Reclassification adjustments           (6,382)         3,309
                                         ---------      ---------
         Comprehensive Income                8,236          7,823
                                         ---------      ---------

         Net Comprehensive Income (Loss) $   3,890      $     825
                                         =========      =========



NET LOSS PER COMMON SHARE
          Basic                          $  (0.005)     $  (0.009)
                                         =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic                            920,773        813,028
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


                                                                  Cumulative
                                         Nine Months Ended       Amounts from
                                           September 30,      January 1, 2000 to
                                                                 September 30,
                                          2005        2004           2005


REVENUES
    Interest income                    $   2,729   $     625    $    28,596
    Realized gain on investments           6,382      11,454         34,252
                                       ---------   ---------      ---------
         Total Income                      9,111      12,079         62,848

OPERATING EXPENSES
    General and administrative            34,817      56,562        479,561
    Employee stock options                    --          --        130,625
    Patent write-off                          --          --         18,724
                                       ---------   ---------      ---------
         Total Operating Expenses         34,817      56,562        628,910
                                       ---------   ---------      ---------

         Net Loss                      $ (25,706)  $ (44,483)     $(566,062)
                                       =========   =========      =========

OTHER COMPREHENSIVE INCOME (LOSS)

      Unrealized gain (losses)
       on investments                     (4,449)     (6,954)         2,457
      Reclassification adjustments        (6,382)     13,563         (9,291)
                                       ---------   ---------      ---------
       Comprehensive Income (Loss)       (10,831)      6,609         (6,834)
                                       ---------   ---------      ---------

       Net Comprehensive Income (Loss) $ (36,537)  $ (37,874)     $(572,896)
                                       =========   =========      =========


NET LOSS PER COMMON SHARE
    Basic                              $   (0.03)  $   (0.05)     $   (0.71)
                                       =========   =========      =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                888,805     813,028        801,958
                                       =========   =========      =========


          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Cumulative
                                                            Nine Months Ended         Amounts from
                                                              September 30,         January 1, 2000 to
                                                                                       September 30,
                                                            2005         2004              2005
CASH FLOWS FROM OPERATING ACTIVITES
        Net loss                                         $ (25,706)   $ (44,483)        $(566,062)
        Adjustment to reconcile net loss to net cash
             used in operating activities
             Stock issuance for salary                      11,912           --           107,912
             Stock issued for professional services             --           --            18,200
             Stock options compensation                         --           --           130,625
             Write-off of patent                                --           --            18,724
             Realized gain on investments                   (6,381)     (11,454)          (34,252)

Changes in assets and liabilities
               Decrease in note and interest receivable         --           --            50,000

               (Decrease) increase in accounts payable
                  and accrued expenses                      (6,417)      33,004            89,378
                                                         ---------    ---------         ---------

        Net Cash Used in Operating Activities              (26,592)     (22,933)         (185,475)
                                                         ---------    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchases of investments                      (187,750)    (203,467)         (650,863)
            Proceeds from sale of investments              158,951      167,009           597,081
                                                         ---------    ---------         ---------
         Net Cash Used in Investing Activities             (28,799)     (36,458)          (53,782)
                                                         ---------    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

            Exercise of common stock warrants                   --           --             5,625
                                                         ---------    ---------         ---------
        Net Cash Provided by Financing Activities               --           --             5,625
                                                         ---------    ---------         ---------

NET DECREASE IN CASH                                       (55,391)     (59,391)         (233,632)

CASH, BEGINNING OF PERIODS                                 246,970      246,418           425,211
                                                         ---------    ---------         ---------

CASH, END OF PERIODS                                     $ 191,579    $ 187,027         $ 191,579
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

         The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


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

Certain reclassifications have been made to the consolidated statements of cash flows to conform with the current presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying financials statements as of September 30, 2005 and for the three month and nine month periods then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $566,062 through September 30, 2005. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of September 30, 2005, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

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

Since January 5, 2004, for its principal office the Company is using a portion of the premises occupied by Catalyst Financial LLC, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office for the three month and nine month periods ended September 30, 2005 and 2004.

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and nine month periods ended September 30, 2005 and 2004 and the period from January 1, 2000 through September 30, 2005, the Company has earned no revenues other than interest income from cash investments.

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

          The Company has investments in a brokerage account with Catalyst. As of September 30, 2005, the Company owned securities valued at $81,200. Such securities had an accumulated other comprehensive loss totaling $6,834 at September 30, 2005. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.


Results of Operations
---------------------

       For the three months ended September 30, 2005, the Company has earned revenues, from interest income of $988 and realized gains of $6,382. For the same period the Company incurred general and administrative expenses of $11,716 resulting in a net loss from operations equal to $4,346. General and administrative expenses were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission. On September 30, 2005, the Company had invested $81,200 in accordance with its Investment Strategy. Such securities had an unrealized gain of $19,067 for the three months ended September 30, 2005.

     For the nine month periods ended September 30, 2005 and 2004, the Company had revenues, from interest income of $2,729 and $625, respectively and realized gains of $6,382 and $11,454, respectively. Operating expenses for the nine month periods ended September 30, 2005 and 2004 were $34,817 and $56,562, respectively. For the nine month periods ended September 30, 2005 and 2004, the Company had net operating losses of $25,706 and $44,483 respectively.


Liquidity and Capital Resources
-------------------------------

         During the nine months ended September 30, 2005, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of September 30, 2005, the Company had on hand cash in the amount of $191,579.

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

        The Company or the Subsidiary may need additional funds in order to develop and commercially exploit the Patent held by the Subsidiary. The Company is currently investigating the possibility of spinning off the Subsidiary to make it easier for the Subsidiary to raise funds. Although there is no assurance that the Company or the Subsidiary will be able to obtain such additional funds, if needed. Even if the Company or the Subsidiary is able to obtain additional funds there is no assurance that the Company or the Subsidiary will be able to develop and commercially exploit the Patent.

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

Item 3. Controls and Procedures

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Evaluation of disclosure and controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation management, including the chief executive officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended September 30, 2005, the Company was not a party to any material legal proceedings.


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

10.15 Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

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

31*   President's Written Certification Of Financial Statements Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith

         b) Reports on Form 8-K.

         The Company did not file a current report on Form 8-K, during the quarter ended September 30, 2005.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 2005

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