Form 10KSB
period 2005-12-31
RIDGEFIELD ACQUISITION CORP
filed 2006-03-30
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                         Commission File Number 0-16335



                          RIDGEFIELD ACQUISITION CORP.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Colorado                                         84-0922701
      -----------------------                            ------------------
      (State or other juris-                               (IRS Employer
       diction of incorpora-                             Identification No.)
       tion or organization)


      100 Mill Plain Road, Danbury, Connecticut               06877
     -------------------------------------------           -----------
      (Address of Principal Executive Offices)              (Zip Code)



Issuer's telephone number: (203) 791-3871


Securities registered under Section 12(b) of the Exchange Act:       None


Securities registered under Section 12(g) of the Exchange Act:       None


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

             Yes [X]                            No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

             Yes [X]                            No [ ]


The issuer's revenues for fiscal year ended December 31, 2005 were: $8,094.


As of March 16, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $619,562. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.


As of March 22, 2006, there were issued and outstanding 1,140,773 shares of the registrant's common stock, par value $.00001 per share.


Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                           RIDGEFIELD ACQUISITION CORP.
                                   FORM 10-KSB


                                Table of Contents
                                                                            Page

PART I                                                                        4

ITEM 1.  DESCRIPTION OF BUSINESS.                                             4

         Employees.                                                           6

         Risk Factors Affecting Operating Results and
         Market Price of Stock.                                               7

ITEM 2.  DESCRIPTION OF PROPERTY.                                            13

ITEM 3.  LEGAL PROCEEDINGS.                                                  13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                13

PART II                                                                      14

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.           14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.          16

ITEM 7.  FINANCIAL STATEMENTS.                                               21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.                                21

ITEM 8A. CONTROLS AND PROCEDURES.                                            21

ITEM 8B. OTHER INFORMATION.                                                  21

PART III                                                                     22

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.                  22

ITEM 10. EXECUTIVE COMPENSATION.                                             24

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                         27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                     28

ITEM 13. EXHIBITS.                                                           28

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                             30

SIGNATURES.                                                                  31

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the years ended December 31, 2005 and 2004 and the period from January 1, 2000 through December 31, 2005, the Company has earned no revenues other than interest income and investment income.


Acquisition Strategy
--------------------

         The Company is primarily engaged in seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity and there can be no assurance that the Company will ever successfully complete a merger, acquisition, business combination or other arrangement.

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


The Company's U.S. Patent
--------------------------

         Following the sale of substantially all of the Company's assets in 1999, the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale for microdissection. The Company filed a patent application on December 2, 1998, to protect certain features of the system and method of the micro-robotic device. However, due to the inability of the Company to complete the micro-robotic device, the Company determined that it would cease development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device have been written off by the Company.

         On March 19, 2002, the Company was awarded United States Patent No. US 6,358,749 B1 for the "Automated System for Chromosome Microdissection and Method of Using Same" (the "Patent"). The Patent may be reviewed at the United States Patent and Trademark Office's website at www.uspto.gov. The Patent will remain in effect until December 2, 2018, which is twenty (20) years after the initial filing date for the Patent, provided all appropriate maintenance fees are paid.

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

         During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company (the "Subsidiary"). The Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation are attached hereto as Exhibit
3.6 and is incorporated herein by reference. The Board of Directors of the Company authorized management of the Company to transfer and assign the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary. The transfer of the Patent to the Subsidiary became effective in the quarter ended June 30, 2003. The Company plans to develop and exploit the Patent through the Subsidiary. There can be no assurances that the Subsidiary will successfully develop and/or exploit the technology covered by the Patent.


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

         The Company has investments in a brokerage account with Catalyst. As of December 31, 2005, the Company owned securities valued at $64,500. Such securities had an accumulated other comprehensive gain totaling $4,928 at December 31, 2005 and a realized gain on sale of investments of $3,751 during 2005. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.


Employees
---------

         As of March 22, 2006, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.

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


The Company Has Limited Resources
---------------------------------

         The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2005 and December 31, 2004. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target") or through the Subsidiary's successful exploitation of the Patent. There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis, or that the Subsidiary will derive any revenues from the Patent. The current revenues of the Company may not be sufficient to fund further Acquisitions or the successful development and exploitation of the Patent. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition or exploit the Patent. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

         As of March 22, 2006, Mr. Bronson beneficially owns and controls 976,116 shares of common stock of the Company, including options to purchase 150,000 shares of common stock, representing approximately 75.6% of the issued and outstanding shares of common stock and approximately 75.6% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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

There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

         The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of common stock. As of March 22, 2006, the Company had 1,140,773 shares of common stock issued and outstanding and 3,859,227 authorized but unissued shares of common stock available for issuance. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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


ITEM 2. DESCRIPTION OF PROPERTY

         Since January 5, 2004, the Company has maintained its principal offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

         Prior to January 5, 2004, the Company used a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, occupied by Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877.


ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 2005 and December 31, 2004.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION. The Company's common stock is quoted on the Over-The-Counter Bulletin Board and traded under the symbol "RDGA". The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                High ($)              Low ($)
         ------------------              ------------          -----------
           2005
         First Quarter                       1.05                  1.05
         Second Quarter                      1.05                  1.05
         Third Quarter                       1.05                  1.05
         Fourth Quarter                      3.00                  1.05

           2004
         First Quarter                       1.50                   .85
         Second Quarter                      2.00                  1.15
         Third Quarter                       1.75                  1.05
         Fourth Quarter                      1.05                  1.05


         As of March 16, 2006, the bid and ask price of the Company's common stock was $1.75 and $3.00, respectively.

         (b) HOLDERS. As of March 16, 2006, the Company had approximately 652 shareholders of record of its common stock, $0.10 par value.

         (c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future. There are no contractual restrictions on the Company's ability to pay dividends.


Recent Sales of Unregistered Securities

         The following information relates to sales of unregistered securities by the Company during the fiscal year ended December 31, 2005. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act of 1933, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

       On March 25, 2005, the Board of Directors of the Company resolved to pay the accrued salary owed to Mr. Bronson in the amount of $113,132 through the issuance of 107,745 shares of the Company's common stock at a price of $1.05 per share.

         On December 8, 2005, the Company entered into a stock purchase agreement (the "Agreement") with RAM Capital Management Trust I ("RAM Capital"). Pursuant to the Agreement, the Company agreed to sell RAM Capital 100,000 restricted shares of the Company's common stock, $.10 par value (the "Shares"), at a purchase price of $1.65 per share. On December 22, 2005, the Company received RAM Capital's check in the amount of $165,000 as payment of the purchase price for the Shares pursuant to the Agreement. The sale of the Shares are restricted securities and were issued by the Company in a private transaction pursuant to Section 4(2) of the Securities Act of 1933. This transaction was previously disclosed by the Company in a current report on Form 8-K, filed on December 27, 2005, and such report is incorporated herein by reference.


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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


Competition to RAC's Acquisition Strategy

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


Investment Strategy
-------------------

         On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company was currently earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account.

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

         On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of December 31, 2005, the Company owned securities valued at $64,500 and generated investment income of $3,751 and has an accumulated other comprehensive gain of $4,928. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.

Results of Operations
---------------------

         During the year ended December 31, 2005 ("Fiscal 05"), the Company earned no revenues from operations and generated interest income of $4,343, compared to no revenues from operations and interest income in the amount of $1,192 for the year ended December 31, 2004 ("Fiscal 04").

         During Fiscal 05, the Company incurred expenses of $47,542, a decrease of $30,029 compared to expenses of $77,571 for Fiscal 04. On December 31, 2005, the Company had invested $64,500 in accordance with its Investment Strategy, and as of that date the Company had investment income of $3,751 and a 2005 unrealized gain of $931 based on its investment in securities.

         For Fiscal 05 the Company incurred a net operating loss of $39,448 compared to a net operating loss of $48,260 for Fiscal 04.


Liquidity and Capital Resources
-------------------------------

         During Fiscal 05, the Company satisfied its working capital needs from cash on hand at the beginning of the year, investment income generated from cash and investments and cash proceeds from the sale of common stock (see "Recent Sales of Unregistered Securities" section, below) during the year. As of December 31, 2005, the Company had working capital of $432,248. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity or the development and the exploitation of the Patent. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. The Company or the Subsidiary may also need additional funds to finance the development and exploitation of the Patent. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Subsequent Event
-----------------

       On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve the following corporate action with respect to the Company's wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation ("Bio-Medical NV" or the "Subsidiary"):

       1. Appoint the following persons to be on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified: (a) Steven N. Bronson; (b) Alan Rosenberg; and (c) Louis Meade.

       2. Appoint Steven N. Bronson as the president, treasurer and secretary of the Subsidiary.

       3. Open a bank account at Bank of America or some other banking institution for the Subsidiary.

       4. Ratify the By-laws of the Subsidiary in the form that was presented to the Board.


       Additionally, the Board of Directors of the Company authorized the officers of the Company to deposit $50,000 of the Company's assets in the Subsidiary's bank account.

         The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. Additionally, in furtherance of the Company's plan to exploit the Patent, the Company may spinoff the Subsidiary to the Company's shareholders so that the Subsidiary may be better able to obtain the financing necessary to exploit the Patent.

         As of March 22, 2006, Bio-Medical NV has 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical NV has 5,000,000 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical NV has no shares of preferred stock issued or outstanding.

         The following table sets forth the name, age and position of each of the directors, executive officers and significant employees as of March 22, 2006 with respect Bio-Medical NV. Each director will on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        41     Chairman, President, Treasurer and Secretary
Alan Rosenberg           36     Director
Louis Meade              50     Director


         Steven N. Bronson has served as a director of the Company since
March 3, 2003. Mr. Bronson is also a director of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. In addition, Mr. Bronson is an officer and director of 4net Software, Inc., a publicly traded corporation.

         Alan Rosenberg has served as a director of Bio-Medical NV since January 31, 2006. Mr. Rosenberg currently serves as an Agency Chief Information Officer for the City of New York's Department of Small Business Services. Prior to that, he was a Director in the Office of the CIO for the Department of Information Technology and Telecommunications for the City of New York. He also served as the Deputy Director of Management Information Systems (MIS) for the City of New York, Office of the Mayor. Mr. Rosenberg graduated from Polytechnic University with a MS in the Management of Technology and holds a BA from The Ohio State University. In addition, Mr. Rosenberg is a director of 4net Software, Inc., a publicly traded corporation.

         Louis Meade has served as a director of Bio-Medical NV since
January 31, 2006. Mr. Meade has extensive experience in the development,
funding and operation of small businesses.   Mr. Meade is currently the
Chairman and Chief Executive Officer of Private Company Marketplace, Inc., which offers a centralized information clearinghouse and trading platform for Accredited Investors who have invested in private companies. Mr. Meade brings over twenty-five years experience in private and public companies.
Mr. Meade was a founding member and investor in Anthrogenesis, Inc., a company which was sold to Celgene (CELG-Nasdq) in 2002 for $ 70 million dollars. In his dealings with public companies Mr. Meade had worked for the American Stock Exchange for three years and was responsible for listing companies on the American Stock Exchange. He is Series 7 and Series 63 registered. Mr. Meade has also worked on numerous offerings. Mr. Meade holds an M.B.A. from Pace University and has a B.B.A. from Benard M. Baruch College.

         No director, executive officer, promoter or control person of Bio-Medical NV has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of the Subsidiary.

         Bio-Medical NV's Board of Directors does not have any committees.

         Bio-Medical NV has never paid any compensation it is directors.

         Bio-Medical NV has not entered into any Employment Agreements. Steven
N. Broson, the Chairman and President of the Company serves as the sole officer of Bio-Medical NV without any salary or written employment agreement.

         A copy of the Articles of Incorporation and By-Laws of Bio-Medical NV are attached hereto as Exhibit 3.6 and Exhibit 3.7, respectively.

ITEM 7.    FINANCIAL STATEMENTS

         The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-17.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         None


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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

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


Changes in internal controls over financial reporting
-----------------------------------------------------

         There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

Subsequent Event
----------------

         On March 14, 2006, the Board of Directors of the Company approved and authorized management to engage Atlas Stock Transfer, Corporation ("Atlas") as its transfer agent and to terminate the Company's engagement of Computershare Investor Services, Inc. Atlas's address is 5899 South State Street, Salt Lake City, Utah 84107 and their telephone number is (801) 266-7151. Attached hereto as Exhibit 10.16 is a copy of the Company's Appointment of Atlas as its transfer agent, which is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31,2005. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        40     Chairman, Chief Executive Officer and President
Leonard Hagan            54     Director
Kenneth Schwartz         50     Director


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

         Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Adelphia Capital LLC, Mallory Capital Group, LLC, Avalon Partners, Inc., K & Z Patners LLC and Fieldstone Services Corp. and Danske Securities (US), Inc. Mr. Hagan is also a director of 4net Software, Inc., a publicly traded corporation.

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

Meetings and Committees of the Board of Directors
-------------------------------------------------

         During the fiscal year ended December 31, 2005, the Board of Directors held 4 meetings. In view of the Company's lack of operations, during the year ended December 31, 2005, the Board of Directors did not form any committees. During the fiscal year ended December 31, 2005, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


Audit Committee
----------------

         The Audit Committee of the Company consists of Steven N. Bronson and Leonard Hagan. The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. The Audit Committee does not meet on a regular basis, but only as circumstances require. Due the size of the Company and its lack of current operations, the Audit Committee has not designated a financial expert.


Code of Ethics
---------------

         At a meeting of the Board of Directors of the Company held on March 25, 2004, Company adopted a Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to the Company's Form 10-KSB for the year ended December 31, 2003.


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

         To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table(1)

         The following summary compensation table sets forth information Concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers(collectively, the "Named Executive Officers").

Name/Position          Fiscal year  Annual Salary   Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President          2005       $11,912             0          100,000(2)
                           2004       $48,000             0              0
                           2003       $48,000             0          150,000(3)
                           2002       $48,000             0              0

----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

(2) On March 25, 2005, the Company issued to Mr. Bronson an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005. Such option vested immediately and was exercisable for a period of 5 years. This option was exercised by Mr. Bronson on February 24, 2006.

(3) On March 21, 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003. Such option vested immediately and is exercisable for a period of 5 years.

         On March 25, 2005, the Board of Directors of the Company agreed to pay the accrued salary in the amount of $113,132 to Mr. Bronson through the issuance of 107,745 shares of the Company's common stock at fair market value.


Option/SAR Grants in Last Fiscal Year

         The following table contains certain information regarding grants of stock options to Named Executive Officers during the fiscal year ended December 31, 2005. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                       Number of        Percent of
                       Securities      Total Options/
                       Underlying      SARs Granted to
Name                  Options/SARs       Employees            Exercise or         Expiration
                       Granted (#)     in Fiscal Year       Base Price ($/Sh)        Date
------------------     -----------     ---------------     -----------------     --------------
Steven N. Bronson       100,000(1)         100%                 $1.16            March 24, 2010

-------------------

(1) On February 24, 2006, Mr. Bronson exercised this option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16.

         Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

         Long Term Incentive Plan. The Company has no long-term incentive plan.


Aggregate Option Exercises in Fiscal 2005 and Fiscal Year End Option Values

         The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2005, by each of the Named Executive Officers.

                       Number                       Number of Securities           Value of Unexercised
                       Of Shares                    Underlying Unexercised         In-the-Money Options
Name/                  Acquired        Value        Options at Fiscal Year End     at Fiscal Year End
Position               On Exercise     Realized     Exercised/Unexercised          Exercised/Unexercised (1)
------------------     -----------     --------     --------------------------     ---------------------
Steven N. Bronson
    Chairman, CEO
     and President          0             0                 250,000                         $0

-------------------

(1) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.


Compensation of Directors
-------------------------

         In fiscal year ended December 31, 2005, no cash compensation was paid to our directors for their services as directors. However, on March 25, 2005, the Company issued options to Leonard Hagan and Kenneth Schwartz to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, for services rendered to the Company. Such options vested immediately and are exercisable for a period of 5 years commencing on March 25, 2005.


Subsequent Event
----------------

         On February 24, 2006, Messrs: Hagan and Schwartz each exercised their option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16.

Employment Contracts
--------------------

         On March 24, 2001, the Company entered into an employment agreement with Steven N. Bronson, the president of the Company. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year        Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President     $48,000         1 year

         A copy of Mr. Bronson's 2001 employment agreement is attached as
Exhibit 10.13 to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated by reference. On March 25, 2005, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another one (1) year term, and modified the agreement to provide that Mr. Bronson shall no longer be entitled to receive a salary of $48,000 per year. Also on March 25, 2005, the Board of Directors of the Company agreed to pay the Steven N. Bronson's accrued salary of $113,132 through the issuance of 107,745 shares at fair value of the Company's common stock. Additionally, on March 25, 2005, the Company issued to Mr. Bronson an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005. Such option vested immediately and is exercisable for a period of 5 years.


Subsequent Event
----------------

         On February 24, 2006, Mr. Bronson exercised his option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16.

         On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached hereto as Exhibit 10.17, and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of March 22, 2006, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                     Number of       Percent
Name and Address           Company Position        Shares owned      of class
----------------           ----------------        ------------      --------
Steven N. Bronson          Chairman, CEO            976,116(2)(3)     75.6%
                           and President

Kenneth Schwartz           Director                  32,500(4)         2.8%

Leonard Hagan              Director                  15,000            1.3%

RAM Capital
 Management Trust I(5)     Beneficial Owner         100,000            8.8%

All directors and executive
officers a group (3 persons)                      1,123,616           79.8%
-----------------------------

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

(2) Includes options to purchase 150,000 shares of common stock at an exercise price of $1.65 per share, and such options are set to expire on March 21, 2008.

(3) This amount also includes 34,211 shares of common stock owned by Mr. Bronson's spouse.

(4) This amount includes 17,500 shares of common stock owned by Dr. Schwartz's spouse, and Dr. Schwartz expressly disclaims beneficial ownership of the shares owned by his spouse.

(5) RAM Capital Management Trust I is a trust organized and existing under the laws of the State of Florida, and has it principal address at 5700 White Hickory Circle, Tamarac, Florida 33319.


Subsequent Event
-----------------

         On February 24, 2006: (1) Mr. Bronson exercised his option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16; (2) Mr. Hagan exercised his option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16; and (3) Mr. Schwartz exercised his option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the fiscal year ended December 31, 2005.

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


Subsequent Event
----------------

         On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide sub-paragraph 3.(A)(entitled Monthly Fee) of the M&A Advisory Agreement shall be amended to provided that monthly fee payable by the Company to Catalyst Financial during the one year period from February 1, 2006 though January 31, 2007 shall be increased from $1,000 per month to $5,000 per month. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 to Consultant on the first day of each month commencing on February 1, 2007 and continuing through March 1, 2008. A copy of the Addendum to the M&A Advisory Agreement is attached hereto as Exhibit 10.18 and is incorporated herein by reference.


ITEM 13.   EXHIBITS

         The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.


3.1 Articles of Incorporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2 Amended Bylaws adopted June 1, 1987, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4 Articles of Amendment to Restated Articles of Incorporation dated March 7,1991. Incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5 Articles of Amendment to Restated Articles of Incorporation dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999.

3.6* Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary.

3.7* By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary.

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

10.5      Form of Promissory Note, April 1, 1996.

10.6      Form of Security Agreement, April 1, 1996.

10.7      Form of Common Stock Purchase Warrant, April 1, 1996.

10.8      Form of Promissory Note, July 1, 1996.

10.9      Form of April 1, 1996 Promissory Note Extension, October 17, 1996.

10.10     Form of Common Stock Purchase Warrant, October 10, 1996.

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

10.15 Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

10.16* Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp.

10.17* Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006.

10.18* Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

14        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

         The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $9,100 and $8,250 for fiscal years 2005 and 2004, respectively.


Audit-Related Fees.
------------------

         None.


Tax Fees.
--------

         The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $900 for fiscal years 2005 and 2004.


All Other Fees.
--------------

         None.

         The audit committee approved the engagement of Carlin, Charron & Rosen, LLP in the preparation of the Company's tax returns for fiscal year 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2006

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



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 28, 2006
of the Board of Directors
Principal Executive Officer
March 28, 2006



/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 28, 2006

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number         Description of Document
------         -----------------------
3.6            Articles of Incorporation of Bio-Medical Automation, Inc. a
               Nevada corporation incorporated by reference to the Company's
               Current Report on Form 8-K reporting an event of March 3, 2003.

3.7            By-laws of Bio-Medical Automation, Inc. a Nevada corporation.

10.16 Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp.

10.17 Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006.

10.18 Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

31 President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Page
Report   of Independent Registered Public Accounting Firm                        F - 2

Consolidated Balance Sheet
       December 31, 2005                                                         F - 3

Consolidated Statements of Operations and Comprehensive Gain (Loss)
       Years Ended December 31, 2005 and 2004
       and Cumulative Amounts from January 1, 2000 to December 31, 2005          F - 4

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000        F - 5 - F - 6

Consolidated Statements of Cash Flows
       Years Ended December 31, 2005 and 2004
       and Cumulative Amounts from January 1, 2000 to December 31, 2005      F - 7 - F - 8

Notes to Consolidated Financial Statements                                   F - 9 - F - 17



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of Ridgefield Acquisition Corporation

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corporation and subsidiary (the "Company") as of December 31, 2005, and the related consolidated statements of operations and comprehensive gain
(loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from January 1, 2000 to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corporation and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from January 1, 2000 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no principal operations or significant revenue producing activities which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carlin Charron & Rosen LLP

Glastonbury, Connecticut
March 17, 2006

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS


CURRENT ASSETS

 Cash and cash equivalents                                              375,778

 Investments                                                             64,500
                                                                    -----------

       Total Assets                                                 $   440,278
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $     8,030
                                                                    -----------

       Total Current Liabilities                                          8,030
                                                                    -----------


STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par value; authorized - 1,000,000 shares;
         Issued - none                                                       --
   Common stock - $.10 par value; authorized - 5,000,000 shares;
         Issued and outstanding - 1,020,773 shares                      102,077
   Capital in excess of par value                                     1,852,867
   Accumulated deficit                                                 (947,820)
   Deficit accumulated during the development stage                    (579,804)
   Accumulated other comprehensive gain                                   4,928
                                                                    -----------

                                                                         432,248
                                                                    -----------

       Total Liabilities and Stockholders' Equity                   $   440,278
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)

                                                                             Cumulative
                                                                            Amounts from
                                                          Years Ended      January 1, 2000
                                                          December 31,     to December 31,
                                                       2005         2004        2005
REVENUES
      Interest income                               $   4,343    $   1,192    $  30,210
      Realized gain (loss) on sale of investments       3,751       28,119       31,622
                                                    ---------    ---------    ---------
        Total Revenues                                  8,094       29,311       61,832
                                                    ---------    ---------    ---------

OPERATING EXPENSES
    General and administrative                         47,542       77,571      492,287
    Employee stock options                                 --           --      130,625
    Write-off of patent                                    --           --       18,724
                                                    ---------    ---------    ---------
       Total Expenses                                  47,542       77,571      641,636
                                                    ---------    ---------    ---------

NET LOSS                                              (39,448)     (48,260)    (579,804)
                                                    ---------    ---------    ---------

OTHER COMPREHENSIVE GAIN (LOSS)
    Unrealized gain (loss) on securities               (3,751)       9,049        2,955
    Reclassification adjustment for realized
       gain/loss                                        4,682       (2,957)       1,973
                                                    ---------    ---------    ---------
    Other comprehensive gain (loss)                       931        6,092        4,928
                                                    ---------    ---------    ---------

COMPREHENSIVE LOSS                                  $ (38,517)   $ (42,168)   $(574,876)
                                                    =========    =========    =========


NET LOSS PER COMMON SHARE
    Basic and dilutive                              $   (0.04)   $   (0.06)   $   (0.72)
                                                    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and dilutive                               903,164       813,028      808,046
                                                    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   (Deficit)
                                                                                                  Accumulated  Accumulated
                                Common Stock      Capital in                                        During        Other
                              -----------------   Excess of     Note      Deferred    Accumulated Development Comprehensive
                              Shares     Amount   Par Value  Receivable Compensation   (Deficit)     Stage    Income/(Loss) Totals
                              ------     ------   ---------  ---------- ------------  ----------- ----------- ------------- ------

Balance, January 1, 2000      643,128   $ 64,313  $1,312,049  $      --  $      --    ($947,820)   $      --    $      --  $428,542
                              =======   ========  ==========  =========  =========    =========    =========    =========  ========
Issuance of common stock to
officer for deferred
compensation, valued at $.75
per share                      64,000      6,400      41,600         --    (48,000)          --           --           --        --
Deferred compensation earned       --         --          --         --     37,000           --           --           --    37,000
Net (loss)                         --         --   ($108,400)        --         --           --           --           --  (108,400)
                              -------   --------  ----------  ---------  ---------    ---------    ---------    ---------  --------
Balance, December 31, 2000    707,128   $ 70,713  $1,353,649         --   (11,000)     (947,820)   (108,400)           --   357,142
                              =======   ========  ==========  =========  =========    =========    =========    =========  ========
Issuance of common stock to
officerfor deferred
compensation, valued at $1.25
per share                      38,400      3,840      44,160         --    (48,000)          --          --           --         --
Deferred compensation earned       --         --          --         --     48,000           --          --           --     48,000

Issuance of common stock for
services, valued at $1.82
per share                      10,000      1,000      17,200         --         --           --          --           --     18,200
Exercise of common stock
warrants for cash at $.75
per share                       7,500        750       4,875         --         --           --          --           --      5,625
Exercise of common stock
warrants at $1.00 per share    50,000      5,000      45,000    (50,000)        --           --          --           --         --
Net (loss)                         --         --          --         --         --           --     (92,773)          --     92,773
                              -------   --------   ---------   --------   --------    ---------    ---------    --------   --------
Balance, December 31, 2001    813,028     81,303   1,464,884    (50,000)   (11,000)    (947,820)   (201,173)          --    336,194
                              =======   ========  ==========   ========   ========    =========    =========    ========   ========
Deferred compensation earned       --         --          --         --     11,000           --          --           --     11,000
Repayment of note receivable       --         --          --     50,000         --           --          --           --     50,000
Stock options issued as
compensation                       --         --     130,625         --         --           --          --           --    130,625
Net (loss)                         --         --          --         --         --           --     204,136)          --   (204,136)
                              -------   --------   ---------   --------   --------    ---------    ---------    --------   --------
Balance, December 31, 2002    813,028   $ 81,303  $1,595,509         --         --    ($947,820)  ($405,309)          --   $323,683
                              =======   ========  ==========   ========   ========    =========    =========    ========   ========

Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                        --         --          --        --         --           --           --       (2,095)    (2,095)
Net Loss                           --         --          --        --         --           --      (86,787)          --    (86,787)
                              -------   --------   ---------   --------   --------    ---------    ---------    --------   --------


Balance, December 31, 2003    813,028   $ 81,303  $1,595,509        --         --     ($947,820)  ($492,096)     ($2,095)   234,801
                              =======   ========  ==========   ========   ========    =========    =========    ========   ========

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

                                                                                                 Accumulated  Accumulated
                                 Common Stock     Capital in                                       During        Other
                               -----------------  Excess of     Note      Deferred   Accumulated Development Comprehensive
                               Shares    Amount   Par Value  Receivable Compensation  (Deficit)    Stage     Income/(Loss)  Totals
                               ------    ------   ---------  ---------- ------------ ----------- ----------- -------------  ------
Balance, December 31, 2003     813,028   $ 81,303 $1,595,509        --          --   ($947,820)   ($492,096)     ($2,095)   234,801
                             =========   ======== ==========  ========    ========   =========    =========      =======   ========

Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                         --         --         --        --          --          --           --        6,092      6,092
Net Loss                            --         --         --        --          --          --      (48,260)          --    (48,260)
                             ---------   -------- ----------  --------    --------   ---------    ---------      -------   --------

Balance, December 31, 2004     813,028   $ 81,303 $1,595,509        --          --   ($947,820)   ($540,356)      $3,997   $192,633
                             =========   ======== ==========  ========    ========   =========    =========      =======   ========
   Issuance of Common Stock    207,745     20,774    257,358        --          --          --           --           --    278,132
Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                         --         --         --        --          --          --           --          931        931
Net Loss                            --         --         --        --          --          --      (39,448)          --    (39,448)
                             ---------   -------- ----------  --------    --------   ---------    ---------      -------   --------

Balance, December 31, 2005   1,020,773   $102,077 $1,852,867        --          --   ($947,820)   ($579,804)      $4,928   $432,248
                             =========   ======== ==========  ========    ========   =========    =========      =======   ========



The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 Amounts from
                                                                               Years Ended    January 1, 2000 to
                                                                               December 31,       December 31,
                                                                            2005         2004         2005
CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                                            $ (39,448)   $ (48,260)   $(579,804)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Stock issuance for salary                                          11,912          --      107,912
          Stock issuance for professional services                              --           --       18,200
          Stock options compensation                                            --           --      130,625
          Realized (gain)loss on sales of investments                        (3,751)    (28,119)     (31,622)
          Write-off of patent                                                   --           --       18,724

          Changes in assets and liabilities
            Decrease (increase) in note and interest receivable                 --           --       50,000
            Increase (decrease) in accounts payable and accrued expenses    (1,937)      49,990       93,858
                                                                         ---------    ---------    ---------

          Net cash used in operating activities                            (33,224)     (26,389)    (192,107)
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of investments                                       (187,750)    (351,158)    (650,863)
           Proceeds from sales of investments                              184,782      378,099      622,912
                                                                         ---------    ---------    ---------

     Net cash (used in) provided by investing activities                    (2,968)      26,941     (27,951)
                                                                         ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of common stock warrants                                          --           --        5,625
     Issuance of common stock                                              165,000           --      165,000
                                                                         ---------    ---------    ---------
     Net cash provided by financing activities                             165,000           --      170,625
                                                                         ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       128,808          552      (49,433)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                            246,970      246,418      425,211
                                                                         ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                                $ 375,778    $ 246,970    $ 375,778
                                                                         =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
          CUMULATIVE AMOUNTS FROM JANUARY 1, 2000 TO DECEMBER 31, 2005



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


During the year ended December 31, 2002, the Company charged to equity the $130,625 value of employee stock options issued to the Company's President.

During the year ended December 31, 2005, the Company satisfied its obligations to pay the President's accrued salary of $113,132 through the issuance of 107,745 shares of the Company's common stock at fair value.















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

         STOCK BASED COMPENSATION

         The company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of SFAS 123, for the stock options granted to the employees and directors of the Company. On March 25, 2005,the Company issued to Mr. Bronson an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005 and such option was exercisable for a period of 5 years. On February 24, 2006, Mr. Bronson exercised his option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16. On March 25, 2005, the Company issued options to Leonard Hagan and Kenneth Schwartz to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005, for services rendered to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005. On February 24, 2006, Messrs: Hagan and Schwartz each exercised their option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16. In 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         such option is exercisable for a period of 5 years.

         Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123,the Company's net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                                                    2005              2004
                          Net loss
                              As reported       $ (39,448)        $  (48,260)
                              Pro forma          (125,932)           (48,260)

                          Net loss per share
                              As reported            (.04)              (.06)
                              Pro forma              (.14)              (.06)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2005: no dividend yield; expected volatility of 90%; risk-free interest rate of 2.28%; and expected life of five years. There were no options granted in 2004.

         PATENT COSTS

         The Company had applied for a patent from the U.S. Patent Office for a micro-robotic device under development. The costs associated with obtaining this patent were capitalized and were to be amortized over the life of the patent. The patent was the Company's sole asset of continuing operations. In 1999, the Company incurred research and development costs associated with development of the micro-robotic device underlying the patent and had, as of December 31, 1999, continued to assess the economic benefit of continuing research and development activities or sale of the patent.

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


         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. SFAS No. 123 (revised
         2004) is effective in the first interim or annual period beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123 (revised 2004) in 2006. The Company is currently evaluating the impact of the adoption of SFAS 123(revised 2004)on the Company's financial position and results of operations.

         In December 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140 " and in May 2005, the FASB issued SFAS No. 154 "Accounting and Error Corrections - a replacement of APB opinion No. 20 and FASB Statement No. 3". The Company is not significantly impacted by these statements and does not expect their implementation to have a material impact on the Company's financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF ACCOUNTING / GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since reentering the development stage, effective January 1, 2000, of $579,804. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2005, the Company has no principal operations or revenue producing activities.

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


NOTE 3 - INVESTMENTS

         Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses are calculated using the original cost. Investments at December 31, 2005, are comprised of common stocks which had an aggregate cost of $59,572 and a fair market value of $64,500. Those investments had cumulative unrealized gains of $4,928 at December 31, 2005. During 2005, the Company sold investments that had an aggregate cost of $181,031 and an aggregate sales price of $184,782 which resulted in realized gains of $3,751. During 2004, the Company sold investments that had an aggregate cost of $349,980 and an aggregate sales price of $378,099 which resulted in realized gains of $28,119.

NOTE 4 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         Common shares issued for non-cash consideration are valued at the trading price of the Company's common stock as of the date the shares were approved for issuance.

         On December 8, 2005, the Company entered into a stock purchase agreement(the "Agreement") with RAM Capital Management Trust I ("RAM Capital"). Pursuant to the Agreement, the Company agreed to sell RAM Capital 100,000 restricted shares of the Company's common stock, $.10 par value (the "Shares"), at a purchase price of $1.65 per share. On December 22, 2005, the Company received RAM Capital's check in the amount of $165,000 as payment of the purchase price for the shares pursuant to the Agreement (also see Note 6).

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         OPTIONS

         The status of outstanding options granted by the Company is as follows:

                                                             No.   Weighted Avg.
                                                             of      Exercise
                                                            Shares     Price

            Options Outstanding - December 31, 2003         150,000     1.65
                                   (150,000) exercisable)   -------

            Options Granted in 2004 -                          -          -

            Options Exercised in 2004 -                        -          -

            Options Forfeited in 2004 -                        -          -
                                                            ------

            Options Outstanding - December 31, 2004         150,000      1.65
                                     (150,000) exercisable) -------

            Options Granted in 2005 -                       120,000      1.16

            Options Exercised in 2005 -                        -          -

            Options Forfeited in 2005 -                        -          -
                                                            -------

            Options Outstanding - December 31, 2005         270,000      1.43
                                     (270,000) exercisable) -------



         At December 31, 2005, the number of options exercisable was 270,000, the weighted average exercise price of these options was $1.43, and the weighted average remaining contractual life of the options was 3.14 years.

         At December 31, 2004, the number of options exercisable was 150,000, the weighted average exercise price of these options was $1.65, and the weighted average remaining contractual life of the options was 2.25 years.


NOTE 5 - INCOME TAXES

         At December 31, 2005, the Company has Federal net operating loss carryforwards totaling approximately $1,018,000, that may be offset against future taxable income ratably through 2025. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES (CONTINUED)

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $346,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Therefore, there is no current or deferred tax expense for the years ended December 31, 2005 and 2004. of the total tax benefit of the loss carryforward, approximately $38,000 and $48,000 is applicable to 2005 and 2004, respectively.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.


NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2005 and 2004 the Company incurred approximately $0 and $270, respectively, in professional fees to a firm managed by a member of the Board of Directors.

         In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement is for a three year period, terminating November, 2004. On March 25, 2005, the Board of Directors approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement") between the Company and Catalyst Financial LLC ("Catalyst") for a period of three (3) years commencing on April 1, 2005 and modified the M&A Advisory Agreement to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement (See Note
         8).

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office in 2005 and 2004. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices in 2005 and 2004. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.


NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2005 and 2004.


NOTE 8   - SUBSEQUENT EVENTS

           On February 24, 2006, Steven N. Bronson, the Company's Chairman and President exercised an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16. Based on this exercise the Company received proceeds of $116,000.

           On February 24, 2006, Leonard Hagan, a director of the Company exercised an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16. Based on this exercise the Company received proceeds of $11,600.

           On February 24, 2006, Kenneth Schwartz, a director of the Company exercised an option to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16. Based on this exercise the Company received proceeds of $11,600.

           On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement (see
           Note 6) to provide sub-paragraph 3.(A)(entitled Monthly Fee) of the M&A Advisory Agreement shall be amended to provided that monthly fee payable by the Company to Catalyst Financial during the one year period from February 1, 2006 through January 31, 2007 shall be increased from $1,000 per month to $5,000 per month. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 to Consultant on the first day of each month commencing on February 1, 2007 and continuing through March 1, 2008.

----------------------------

         On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Those actions were the appointment of Steven N. Bronson, Alan Rosenberg and Louis Meade to be on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified, the appointment of Steven N. Bronson as the president, treasurer and secretary of the Subsidiary, the opening of a bank account at Bank of America or some other banking institution for the Subsidiary and the ratification of the By-laws of the Subsidiary in the form that was presented to the Board. Additionally, the Board of Directors authorized the officers of the Company to deposit $50,000 of the Company's assets in the Subsidiary's bank account. The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. Additionally, in furtherance of the Company's plan to exploit the Patent, the Company may spinoff the Subsidiary to the Company's shareholders so that the Subsidiary may be better able to obtain the financing necessary to exploit the Patent.