Form 10QSB
period 2006-03-31
RIDGEFIELD ACQUISITION CORP
filed 2006-05-15
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2006.

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

As of May 9, 2006, the Registrant had outstanding 1,140,773 shares of common stock, par value $.10

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of March 31, 2006
                  (unaudited) and December 31, 2005 (audited)                 3

         Consolidated Statements of Operations and
                  Comprehensive Loss for the Three Months Ended
                  March 31, 2006 and 2005, Cumulative Amounts from
                  January 1, 2000 through March 31, 2006 (unaudited)          4

         Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2006 and 2005, Cumulative Amounts
                  from January 1, 2000 through March 31, 2006 (unaudited)     5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management Discussion and Analysis and Plan of Operations            9

Item 3.  Controls and Procedures                                             13


PART II - OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                   14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 5.  Other Information                                                   14

Item 6.  Exhibits & Reports on Form 8-K                                      17

SIGNATURES                                                                   18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                   March 31, 2006  Dec. 31, 2005

                                                                     (Unaudited)     (Audited)
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $   558,104    $   375,778

    Investments                                                      $        --    $    64,500
                                                                     -----------    -----------

TOTAL ASSETS                                                         $   558,104    $   440,278
                                                                     ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $     8,200    $     8,030
                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                  8,200          8,030
                                                                     -----------    -----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none                                                      --             --
    Common Stock, $.10 par value; authorized - 5,000,000 shares
           Issued and outstanding - 1,140,773 and 1,020,773 shares
            as of March 31, 2006 and December 31, 2005, respectively     114,077        102,077
    Capital in excess of par value                                     1,980,067      1,852,867
    Accumulated deficit                                                 (947,820)      (947,820)
    Deficit accumulated during the development stage                    (596,420)      (579,804)
    Accumulated other comprehensive gain                                      --          4,928
                                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                               549,904        432,248
                                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $   558,104    $   440,278
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                              Three Months Ended     Cumulative Amounts
                                                   March 31,        from January 1, 2000
                                              2006           2005  through March 31, 2006
REVENUES
        Interest income                    $   2,533      $     892      $  32,743
        Realized gain on investments           1,652             --         33,274
                                           ---------      ---------      ---------
TOTAL REVENUES                                 4,185            892         66,017
                                           ---------      ---------      ---------
OPERATING EXPENSES

         General and administrative           20,801         17,811        513,088
         Employee stock options                   --             --        130,625
         Write off of patent                      --             --         18,724
                                           ---------      ---------      ---------
TOTAL EXPENSES                                20,801         17,811        662,437
                                           ---------      ---------      ---------

NET LOSS                                     (16,616)       (16,919)      (596,420)

OTHER COMPREHENSIVE GAIN/(LOSS)
     Unrealized gain/(loss)on securities      (3,276)           200           (321)
     Reclassification adjustment
       for realized gain/loss                 (1,652)            --            321
                                           ---------      ---------      ---------
OTHER COMPREHENSIVE GAIN/(LOSS)               (4,928)           200             --
                                           ---------      ---------      ---------

COMPREHENSIVE LOSS                         $ (21,544)     $ (16,719)     $(596,420)
                                           =========      =========      =========

NET LOSS PER COMMON SHARE
          Basic and Dilutive               $   (0.02)     $   (0.02)     $   (0.65)
                                           =========      =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Dilutive               1,060,773        822,605        909,468
                                           =========      =========      =========

           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                   Three Months Ended      Amounts from
                                                                        March 31,         January 1, 2000
                                                                                         through March 31,
                                                                   2006           2005         2006
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                               $ (16,616)     $ (16,919)     $(596,420)
             Adjustment to reconcile net loss to net cash
               used in operating activities
             Stock issuance for salary                                --         113,132       107,912
             Stock issued for professional services                   --             --         18,200
             Stock options compensation                               --             --        130,625
             Write-off of patent                                      --             --         18,724
             Realized gain on investments                         (1,652)            --        (33,274)
        Changes in assets and liabilities
             Decrease in note and interest receivable                 --             --         50,000
            Increase/(decrease) in accounts payable
                  and accrued expenses                               167        (97,122)        94,025
                                                               ---------      ---------      ---------

        Net Cash Used in Operating Activities                    (18,101)          (909)      (210,208)

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                                  --        (56,900)      (650,863)
            Proceeds from sale of investments                     61,227             --        684,139
                                                               ---------      ---------      ---------

        Net Cash Provided by (Used in) Investing Activities       61,227        (56,900)        33,276
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                        --             --          5,625
                  Issuance of common stock                       139,200             --        304,200
                                                               ---------      ---------      ---------

        Net Cash Provided by Financing Activities                139,200             --        309,825
                                                               ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                  182,326        (57,809)       132,893

CASH, BEGINNING OF PERIODS                                       375,778        246,970        425,211
                                                               ---------      ---------      ---------

CASH, END OF PERIODS                                           $ 558,104      $ 189,161      $ 558,104
                                                               =========      =========      =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


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

On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Those actions were the appointment of Steven N. Bronson, Alan Rosenberg and Louis Meade to be on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified, the appointment of Steven N. Bronson as the president, treasurer and secretary of the Subsidiary, the opening of a bank account at Bank of America or some other banking institution for the Subsidiary and the ratification of the bylaws of the Subsidiary in the form that was presented to the Board. Additionally, the Board of Directors authorized the officers of the Company to deposit $50,000 of the Company's assets in the Subsidiary's bank account. The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. Additionally, in furtherance of the Company's plan to exploit the Patent, the Company may spin off the Subsidiary to the Company's shareholders so that the Subsidiary may be better able to obtain the financing necessary to exploit the Patent (See Note 4).

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

The accompanying financials statements as of March 31, 2006 and for the three month period then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $591,670 through March 31, 2006. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2006, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

Note 2 - NEW ACCOUNTING STANDARD

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, are recognized as compensation cost over that period. In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company adopted SFAS No. 123 (revised 2004) in its first quarter of fiscal 2006. Adoption of this SFAS had no significant impact on the Company's consolidated financial condition or results of operations.

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

NOTE 4 - SUBSEQUENT EVENT

On April 18, 2006, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly owned subsidiary Bio-Medical Automation, Inc. to the Company's shareholders as of April 28, 2006 on a pro rata basis (the "Spin-Off"). The Board of Directors also voted to hold a special meeting of stockholders to approve the reincorporation of the Company to change the domicile of the Company from the State Colorado to the State of Nevada (the "Reincorporation"), to re-elect the Company's directors and to ratify the appointment of the Company's independent auditors.

To consummate the Spin-Off the Company will distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which are currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company will receive one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off will not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that will be issued to the shareholders of the Company in the Spin-Off will be restricted securities and they will not be able to be sold unless they are registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 ("Exchange Act") or subject to an available exemption thereunder. Prior to the Spin-Off, the Company will mail to its shareholders of record as of April 28, 2006, all of the information called for by Regulation 14C under the Exchange Act. In conjunction with the Spin-Off Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. under the Exchange Act. The Spin-Off is expected to be completed during the second quarter of 2006.

Item 2.  Management Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and six month periods ended March 31, 2006 and 2005 and the period from January 1, 2000 through March 31, 2006, the Company has earned no revenues other than interest income and income from investments.


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

        On January 31, 2006, the Board of Directors directed the officers of the Company to take the following corporate action with respect to the Subsidiary:

        1. Appoint Steven N. Bronson, Alan Rosenberg and Louis Meade to the Board of Directors of the Subsidiary for a term of one year or until their successors are appointed and duly qualified.

        2. Open a bank account at Bank of America or some other banking institution for the Subsidiary and deposit $50,000 of the Company's assets in the Subsidiary's bank account.

        In March 2006, the Company deposited $50,000 of the Company's assets into the Subsidiary's bank account.

        The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. Additionally, in furtherance of the Company's plan to exploit the Patent, the Company approved the spin-off the Subsidiary to the Company's shareholders so that the Subsidiary may be better able to obtain the financing necessary to exploit the Patent.

        As of March 31, 2006, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 5,000,000 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding.

        A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

        The following table sets forth the name, age and position of each of the directors, executive officers and significant employees as of March 31, 2006 with respect Bio-Medical. Each director will serve on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of the Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.


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

        During the quarter, the Company sold its investments held in a brokerage account with Catalyst resulting in a realized gain of $1,652 and other comprehensive loss of $4,928.


Results of Operations
---------------------

        For the three months ended March 31, 2006, the Company has not earned any revenues, except for interest income and income from investments of $4,185. For the same period the Company incurred general and administrative expenses of $20,801 resulting in a net loss from operations equal to $16,616. General and administrative expenses were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

        During the three months ended March 31, 2006, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of March 31, 2006, the Company had cash on hand in the amount of $558,104.

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

        Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially, from forecasted results. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission, namely the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended March 31, 2006, the Company was not a party to any material legal proceedings.


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


Item 5.  Other Information

         On March 24, 2001, the Company entered into an Employment Agreement with Steven N. Bronson, the President of the Company. A copy of Mr. Bronson's Employment Agreement is attached as an Exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated by reference. On March 25, 2005, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another one (1) year term through March 23, 2006, and modified the agreement to provide that Mr. Bronson shall no longer entitled to receive an annual salary. On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as
Exhibit 10.17 and is incorporated herein by reference.

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

         On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide sub-paragraph 3.(A)(entitled Monthly Fee) of the M&A Advisory Agreement shall be amended to provided that monthly fee payable by the Company to Catalyst Financial during the one year period from February 1, 2006 though January 31, 2007 shall be increased from $1,000 per month to $5,000 per month. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 to Consultant on the first day of each month commencing on February 1, 2007 and continuing through March 1, 2008. A copy of the Addendum to the M&A Advisory Agreement is attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18 and is incorporated herein by reference.


Subsequent Events
------------------

On April 18, 2006, the Board of Directors approved the Spin-off of the Subsidiary and approved the following actions:

         (1) the surrender of 3,859,227 shares of the common stock of the Subsidiary currently held by the Company for cancellation by the Subsidiary. Following such action the Company shall own 1,140,773 shares of the Subsidiary's common stock, which shall constitute 100% of the Subsidiary's issued and outstanding common stock;

         (2) the Spin-off of the Subsidiary to the shareholders of the Company as of April 28, 2006 on a pro rata basis; and

         (3) the declaration of a stock dividend to the shareholders of the Company consisting of one share of common stock of the Subsidiary held by the Company for each share of the Company's common stock held by the shareholders to effect the pro-rata spin-off of the Subsidiary to the shareholders of the Company. The stock dividend will be issued approximately 20 calendar days after the Company mails an information statement to its shareholders concerning the spin-off and the Subsidiary.


Also on April 18, 2006, the Board of Directors approved the reincorporation of the Company in the State of Nevada, from the State of Colorado, by merging the Company with and into a newly formed wholly owned subsidiary in the State of Nevada named Ridgefield Acquisition Corp. ("Ridgefield Nevada"), pursuant to a plan of merger, and adopted the following resolutions:

     (1) the Company shall be merged with and into Ridgefield Nevada in accordance with the provisions of Internal Revenue Code Section 368;

     (2) each share of common stock of the Company issued and outstanding immediately prior to the effective date of the merger shall be changed and converted into one fully paid and nonassessable share of common stock of Ridgefield Nevada;

     (3) each share of common stock of Ridgefield Nevada issued and outstanding immediately prior to the effective date (100 shares of common stock held by the Company) shall be cancelled, surrendered and returned to the status of authorized but unissued Ridgefield Nevada common stock;

     (4) each outstanding option or warrant to purchase shares of the Company's common stock shall become an option or warrant to purchase, upon the same terms and conditions, the number of shares of Ridgefield Nevada which is equal to the number of shares of the Company common stock which the optionee would have received had such optionee exercised his or her option or right in full immediately prior to the effective date of the merger (whether or not such option or right was then exercisable). The exercise price per share under each of such options or warrants shall be equal to the exercise price per share thereunder immediately prior to the effective date of the merger; and

     (5) the formation of Ridgefield Nevada under the laws of the State of Nevada and capitalized as follows: 35,000,000 shares of capital stock; consisting of 30,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.01 par value and the appointment of Steven N. Bronson as the sole officer and director of Ridgefield Nevada.


The Board of Directors also scheduled a Special Meeting of Shareholders of the Company (the "Special Meeting") to be held on June 16, 2006 at 10:00 a.m. (or at such later date as the officers of the Company may subsequently deem desirable) at a location to be designated by the officers of Company; and set April 28, 2006 as the Record Date for determining the stockholders entitled to notice and to vote at the Special Meeting.

At the Special Meeting, the Company will solicit the approval and/or ratification by its shareholders of the following proposals:

PROPOSAL 1 to approve and adopt a Plan of Merger to merge the Company with and into Ridgefield Acquisition Corp., a newly formed Nevada corporation which is a wholly owned subsidiary of the Company, in order to effectuate a reincorporation of the Company as a Nevada corporation, and, among other things, increase our authorized capital, change our articles of incorporation, and change our bylaws;

PROPOSAL 2 to re-elect Steven N. Bronson, Leonard Hagan, and Kenneth Schwartz to serve as directors of the Company until the next Annual Meeting of Shareholders and/or until their successors are duly elected and qualified;

PROPOSAL 3 to ratify and approve the Board of Directors' appointment of Carlin, Charron & Rosen LLP as our independent auditors; and

And any other proposals that may properly be brought before the shareholders at the Special Meeting.

The Board of Directors recommends that the shareholders approve all of the Proposals.


Notwithstanding the approval and adoption of the Plan of Merger by the shareholders of the Company, the Plan of Merger may be terminated by the Board at any time prior to the filing of the Plan of Merger with the Secretary of State of the State of Nevada.

On May 2, 2006, the Company filed a Current Report on Form 8-K disclosing the Spin-off and the Reincorporation, which is incorporated herein by reference.

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

3.6 Articles of Incorporation of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary.

3.7 By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary.

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

14        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith


b) Reports on Form 8-K.

         The Company did not file a current report on Form 8-K, during the quarter ended March 31, 2006.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 12, 2006

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