Form 10QSB
period 2006-06-30
RIDGEFIELD ACQUISITION CORP
filed 2006-08-14
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2006.

       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

       For the transition period from                    to
                                      ------------------    ------------------


                         Commission File No. -- 0-16335


                          Ridgefield Acquisition Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          Nevada                                             84-0922701
-------------------------------                         ---------------------
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

As of August 9, 2006, the Registrant had outstanding 1,140,773 shares of common stock, par value $.001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                          RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements (unaudited)                                     3

         Consolidated Balance Sheet as of June 30, 2006                       3

         Consolidated Statements of Operations and Comprehensive Loss for
              the Three and Six Months Ended June 30, 2006 and 2005 and
              Cumulative Amounts From January 1, 2000 through June 30, 2006   4


         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2006 and 2005 and Cumulative Amounts from January
              1, 2000 through June 30, 2006                                   5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management Discussion and Analysis and Plan of Operations           10

Item 3.  Controls and Procedures                                             15


PART II - OTHER INFORMATION                                                  16

Item 1.  Legal Proceedings                                                   16

Item 4.  Submission of Matters to a Vote of Security Holdings                16

Item 6.  Exhibits & Reports on Form 8-K                                      17

SIGNATURES                                                                   19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                   June 30, 2006



                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $  508,765

    Prepaid Expenses                                                      5,000
                                                                     ----------

TOTAL ASSETS                                                         $  513,765
                                                                     ==========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $   41,212
                                                                     ----------
TOTAL CURRENT LIABILITIES                                                41,212
                                                                     ----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value; authorized - 5,000,000 shares
           Issued - none                                                     --
    Common Stock, $.001 par value; authorized - 30,000,000 shares
           Issued and outstanding - 1,140,773 shares                      1,141
    Capital in excess of par value                                    2,093,003
    Accumulated deficit                                                (947,820)
    Deficit accumulated during the development stage                   (673,771)
                                                                     ----------

TOTAL STOCKHOLDERS' EQUITY                                              472,553
                                                                     ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  513,765
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                      Three Months Ended         Six Months Ended      Cumulative Amounts
                                           June 30,                  June 30,         from January 1, 2000
                                        2006         2005        2006         2005    through June 30, 2006
REVENUES
    Interest income                  $   3,840     $   849     $  6,373     $  1,741       $  36,583
    Realized gain on investments            --          --        1,652           --          33,274
                                     ---------     -------     --------     --------        --------
TOTAL REVENUES                           3,840         849        8,025        1,741          69,857
                                     ---------     -------     --------     --------        --------
OPERATING EXPENSES
    General and administrative          81,191       5,289      101,992       23,101         594,279
    Employee stock options                  --          --           --           --         130,625
    Write off of patent                     --          --           --           --          18,724
                                     ---------     -------     --------     --------        --------
TOTAL EXPENSES                          81,191       5,289      101,992       23,101         743,628
                                     ---------     -------     --------     --------        --------

NET LOSS                               (77,351)     (4,440)     (93,967)     (21,360)       (673,771)

OTHER COMPREHENSIVE GAIN/(LOSS)
    Unrealized gain/(loss)
       on securities                        --     (19,267)      (3,276)     (19,067)           (321)
    Reclassification adjustment
       for realized gain (loss)             --          --       (1,652)          --             321
                                     ---------     -------     --------     --------        --------
OTHER COMPREHENSIVE GAIN (LOSS)             --     (19,267)      (4,928)     (19,067)            --
                                     ---------     -------     --------     ---------       --------

COMPREHENSIVE LOSS                   $ (77,351)  $ (23,707)   $ (98,895)   $ (40,427)     $(673,771)
                                     ==========  ==========   ==========   ==========     ==========

NET LOSS PER COMMON SHARE
    Basic and Dilutive               $  (0.068)  $  (0.005)   $   (0.09)   $   (0.02)
                                     ==========  ==========   ==========   ==========     ==========


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic and Dilutive               1,140,773     920,773    1,104,309      872,556
                                     =========   =========    =========     =========     ==========

                     See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                    Six Months Ended       Amounts from
                                                                         June 30,        January 1, 2000
                                                                                         through June 30,
                                                                   2006           2005         2006
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                               $ (93,967)     $ (21,360)     $(673,771)
             Adjustment to reconcile net loss to net cash
               used in operating activities
             Stock issuance for salary                                --         11,912        107,912
             Stock issued for professional services                   --             --         18,200
             Stock options compensation                               --             --        130,625
             Write-off of patent                                      --             --         18,724
             Realized gain on investments                         (1,652)            --        (33,274)
        Changes in assets and liabilities
                  Decrease in note and interest receivable            --             --         50,000
                  Increase in prepaid expenses                    (5,000)        (1,000)        (5,000)
             Increase/(decrease) in accounts payable
               and accrued expenses                               33,182         (6,517)       127,040
                                                                ---------      ---------     ---------

        Net Cash Used in Operating Activities                    (67,437)       (16,965)      (259,544)
                                                                ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                                  --       (101,492)      (650,863)
            Proceeds from sale of investments                     61,224             --        684,136
                                                               ---------      ---------      ---------

        Net Cash Provided by (Used in) Investing Activities       61,224       (101,492)        33,273
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                        --             --          5,625
             Issuance of common stock                            139,200             --        304,200
                                                               ---------      ---------      ---------

        Net Cash Provided by Financing Activities                139,200             --        309,825
                                                               ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                  132,987       (118,457)        83,554

CASH, BEGINNING OF PERIODS                                       375,778        246,970        425,211
                                                               ---------      ---------      ---------

CASH, END OF PERIODS                                           $ 508,765      $ 128,513      $ 508,765
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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods June 30, 2006 and 2005 and cumulative amounts from January 1, 2000 through June 30, 2006. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

         The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ridgefield Acquisition Corp. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1983. Effective June 23, 2006, the Company was reincorporated under the laws of the State of Nevada through the merger of the Company with a wholly owned subsidiary of the Company. The Company had been engaged in the design, manufacture and marketing of robotic workstations for the electronics industry, including routing and depaneling workstations predominately to entities in North America and the Pacific Rim. In November 1998 the Company entered into an Asset Purchase Agreement (the "JOT Agreement") with JOT Automation, Inc. (JOT) a wholly owned Texas subsidiary of JOT Automation Group OYJ, a Finnish corporation. Pursuant to the agreement, the Company sold JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets. The sale was completed on March 9, 1999.

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

On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Those actions included the appointment of Steven
N. Bronson, Alan Rosenberg and Louis Meade to be on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified, the appointment of Steven N. Bronson as the president, treasurer and secretary of the Subsidiary, the opening of a bank account at Bank of America or some other banking institution for the Subsidiary and the ratification of the bylaws of the Subsidiary in the form that was presented to the Board. Additionally, the Board of Directors authorized the officers of the Company to deposit $50,000 of the Company's assets in the Subsidiary's bank account. The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. Additionally, in furtherance of the Company's plan to exploit the Patent, the Board of Directors of the Company authorized the spin off the Subsidiary to the Company's shareholders on a pro rata basis, so that the Subsidiary may be better able to exploit the Patent, by among other things being able to attract financing (See Note 5).

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

The accompanying financials statements as of June 30, 2006 and for the three and six month periods then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage, on January 1, 2000, of $673,771 through June 30, 2006. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of June 30, 2006, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

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

The President's employment agreement was renewable annually for one year at an annual salary of $48,000. During 2003, the President was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years. On March 25, 2005, the Board of Directors renewed the President's employment agreement through March 23, 2006 with the modification that the President will no longer receive an annual salary of $48,000. The Board also agreed to pay the President's accrued salary of $113,132 through the issuance of 107,745 shares at fair value of the Company's common stock.

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

NOTE 4 - Special Meeting of Shareholders

On April 18, 2006, the Board of Directors of the Company voted to hold a special meeting of stockholders to approve the reincorporation of the Company to change the domicile of the Company from the State Colorado to the State of Nevada (the "Reincorporation"), to re-elect the Company's directors and to ratify the appointment of the Company's independent auditors. At the special meeting, held on June 16, 2006, the shareholders voted to approve the Reincorporation, re-elected the Company's directors and ratified the appointment of the Company's independent auditors. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share. On June 28, 2006, the Company filed a Statement of Merger with the Secretary of State of the State of Colorado, which effectively dissolved the Company's existence as a Colorado corporation. The changes in the Company's par value of common stock has been recorded as a decrease to common stock and a corresponding increase to capital in excess of par value totaling $112,936.


NOTE 5 - Spin-Off of Subsidiary

On April 18, 2006, the Board of Directors of the Company also voted to authorize the spin-off of 100% of the Company's wholly owned subsidiary Bio-Medical Automation, Inc. to the Company's shareholders as of April 28, 2006 on a pro rata basis (the "Spin-Off").

To consummate the Spin-Off the Company will distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which are currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company will receive one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off will not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that will be issued to the shareholders of the Company in the Spin-Off will be restricted securities and they will not be able to be sold unless they are registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 ("Exchange Act") or subject to an available exemption thereunder. Prior to the Spin-Off, the Company will mail to its shareholders of record as of April 28, 2006, all of the information called for by Regulation 14C under the Exchange Act. In conjunction with the Spin-Off Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. under the Exchange Act. The Spin-Off is expected to be completed before the end of the year.

Item 2.  Management Discussion and Analysis or Plan of Operation


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

         Ridgefield Acquisition Corp. (the "Company") was incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly owned subsidiary formed under the laws of the State of Nevada (RAC-NV"), pursuant to a plan of merger, whereby RAC-NV was the surviving corporation. The merger changed its domicile of the Company from the State of Colorado to the State of Nevada. The merger was approved by the shareholders of the Company at a Special Meeting held on June 16, 2006 pursuant to the Company's proxy statement, dated May 26, 2006, which is incorporated herein by reference. (See Part II, Item 4. Submission of Matters to a Vote of Security Holders, below). Accordingly, as of June 23, 2006, the Company is a Nevada corporation, subject to the corporate laws of the State of Nevada, and governed by the Articles of Incorporation and bylaws of RAC-NV. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

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

         Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and six month periods ended June 30, 2006 and 2005 and the period from January 1, 2000 through June 30, 2006, the Company has earned no revenues other than interest income and income from investments.


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

        The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. However, there can be no assurances that the Subsidiary will successfully develop and/or exploit the technology covered by the Patent.

The Spin-Off of Bio-Medical

In furtherance of the Company's plan to exploit the Patent, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly owned subsidiary Bio-Medical Automation, Inc. to the Company's shareholders as of April 28, 2006 on a pro rata basis (the "Spin-Off").

Specifically, the Board of Directors approved the following actions:

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

         On or about May 30, 2006, the Company mailed to its shareholders of record as of April 28, 2006, an Information Statement containing the information concerning the Company and the Spin Off called for by Regulation 14C under the Exchange Act. Furthermore, in conjunction with the Spin-Off Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. Upon the effectiveness of the Form 10-SB registration statement the Company will distribute the shares of Bio-Medical Automation, Inc. to the shareholders of the Company. The Spin-Off is expected to be completed before the end of the year.

        As of June 30, 2006, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding.

        A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

         On or about May 30, 2006, the Company mailed out to its shareholders an Information Statement on Schedule 14C, promulgated under the Securities Exchange Act of 1934, to provide information to our shareholders concerning the terms and conditions of the Spin-Off and certain information concerning the business of Bio-Medical. The Information Statement on Schedule 14C is incorporated herein by reference.

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

        During the six months ending June 30, 2006, the Company sold its investments held in a brokerage account with Catalyst resulting in a realized gain of $1,652 and other comprehensive loss of $4,928.


Results of Operations
---------------------

       For the three months ended June 30, 2006, the Company has not earned any revenues, except for interest income and income from investments of $3,840. For the same period the Company incurred general and administrative expenses of $81,191 resulting in a net loss from operations equal to $77,351. General and administrative expenses for the three months ended June 30, 2006 include costs directed toward the Special Meeting of Shareholders held on June 16, 2006, the spin-off of its wholly owned subsidiary Bio-Medical, as well as costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

        For the six months ended June 30, 2006, the Company has not earned any revenues, except for interest income and income from investments of $8,025. For the same period the Company incurred general and administrative expenses of $101,992 resulting in a net loss from operations equal to $93,967. General and administrative expenses for the six months ended June 30, 2006 include costs directed toward the Special Meeting of Shareholders held on June 16, 2006, the spin-off of its wholly owned subsidiary Bio-Medical, as well as costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

        During the six months ended June 30, 2006, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of June 30, 2006, the Company had cash on hand in the amount of $508,765.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended June 30, 2006, the Company was not a party to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

On June 16, 2006, the Company held a Special Meeting of Shareholders ("Special Meeting") pursuant to a Notice of Special Meeting of Shareholders, dated May 26, 2006, and Proxy Statement, dated May 26, 2006. Only shareholders of record as of April 28, 2006 were entitled to vote at the Special Meeting.

As of April 28, 2006, there were 1,140,773 shares of common stock entitled to vote at the Special Meeting. An aggregate amount of 1,026,712 shares of common stock were present in person or by proxy and entitled to vote at the Special Meeting. Such number of shares represented approximately 90% of the Company's outstanding shares of common stock eligible to vote at the Special Meeting.

At the Special Meeting the shareholders approved and adopted a Plan of Merger to merge the Company with and into Ridgefield Acquisition Corp., a newly formed Nevada corporation ("RAC NV"), which is a wholly owned subsidiary of the Company, in order to effectuate the reincorporation of the Company as a Nevada Corporation (the "Reincorporation"). In conjunction with the Reincorporation the Company's authorized capital has been increased and the Company is now governed by the articles of incorporation and bylaws of RAC NV. For additional information regarding the Reincorporation readers are referred to the Company's Definitive Proxy Statement, dated May 26, 2006, on Schedule 14A which is incorporated herein by reference.

The shareholders also voted to re-elect Steven N. Bronson, Kenneth Schwartz and Leonard Hagan to serve on the Board of Directors of the Company until their successors shall have been duly elected and qualified. Additionally, the shareholders ratified and approved the Board of Directors' appointment of Carlin, Charron & Rosen LLP as the Company's independent auditors for fiscal year 2006.

At the Special Meeting the shareholders voted for the Proposals as follows:

PROPOSAL 1        To approve and adopt a Plan of Merger to merge the Company with and into Ridgefield Acquisition Corp. a newly formed
                  Nevada corporation which is a wholly owned subsidiary of the Company, in order to effectuate the reincorporation of the Company as a Nevada corporation, and, among other things, increase our authorized capital, change our articles of incorporation, and change our bylaws.

                                                                        Broker
                  Votes For      Votes Against       Abstentions      Non-Votes
                  ---------      -------------       -----------      ---------
                  1,026,582            0                 130           19,466


PROPOSAL 2        To re-elect the following persons to serve as directors of the
                  Company until their successors are duly elected and qualified:
                  (1) Steven N. Bronson; (2)Leonard Hagan and (3) Kenneth
                  Schwartz

                                                                         Broker
                       Votes For      Votes Against     Abstentions    Non-Votes
                       ---------      -------------     -----------    ---------
(1) Steven N. Bronson  1,025,990           500              222         19,466

                                                                         Broker
                       Votes For      Votes Against     Abstentions    Non-Votes
                       ---------      -------------     -----------    ---------
(2) Leonard Hagan      1,026,240           250              222          19,466

                                                                         Broker
                       Votes For      Votes Against     Abstentions    Non-Votes
                       ---------      -------------     -----------    ---------
(3) Kenneth Schwartz   1,025,990           500              222          19,466


PROPOSAL 3        To ratify and approve the Board of Directors' appointment of
                  Carlin, Charron & Rosen LLP as our independent auditors.

                                                                        Broker
                  Votes For      Votes Against       Abstentions      Non-Votes
                  ---------      -------------       -----------      ---------
                  1,026,201           326                185            19,466


On June 21, 2006, the Company filed a Current Report on Form 8-K disclosing the results of the Special Meeting, which is incorporated herein by reference.


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

14        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith


b) Reports on Form 8-K.

        On June 21, 2006, the Company filed a Current Report on Form 8-K disclosing the results of the Special Meeting, which is incorporated herein by reference.





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 11, 2006

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