Form 10QSB
period 2006-09-30
RIDGEFIELD ACQUISITION CORP
filed 2006-11-13
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 2006.

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

As of November 1, 2006, the Registrant had outstanding 1,140,773 shares of common stock, par value $.001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                            RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements (unaudited)                                     3

         Consolidated Balance Sheet as of September 30, 2006                  3

         Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Three and Nine Months Ended
              September 30, 2006 and 2005 and Cumulative Amounts
              from January 1, 2000 through September 30, 2006                 4

         Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2006 and 2005 and Cumulative Amounts from
              January 1, 2000 through September 30, 2006                      5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management Discussion and Analysis or Plan of Operations            10

Item 3.  Controls and Procedures                                             15


PART II - OTHER INFORMATION                                                  15

Item 1.  Legal Proceedings                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   17

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 September 30, 2006


                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $  451,716
                                                                     ----------

TOTAL ASSETS                                                         $  451,716
                                                                     ==========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    5,012
                                                                     ----------
TOTAL CURRENT LIABILITIES                                                 5,012
                                                                     ----------


STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value; authorized - 5,000,000 shares
           Issued - none                                                     --
    Common Stock, $.001 par value; authorized - 30,000,000 shares
           Issued and outstanding - 1,140,773 shares                      1,141
    Capital in excess of par value                                    2,093,003
    Accumulated deficit                                                (947,820)
    Deficit accumulated during the development stage                   (699,620)
                                                                     ----------

TOTAL STOCKHOLDERS' EQUITY                                              446,704
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  451,716
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                      Three Months Ended         Nine Months Ended      Cumulative Amounts
                                          September 30,            September 30,       from January 1, 2000
                                        2006         2005        2006         2005   through September 30, 2006
REVENUES
    Interest income                  $   3,501     $   988     $  9,874     $  2,729       $  40,084
    Realized gain on investments            --       6,382        1,652        6,382          33,274
                                     ---------     -------     --------     --------        --------
TOTAL REVENUES                           3,501       7,370       11,526        9,111          73,358
                                     ---------     -------     --------     --------        --------
OPERATING EXPENSES
    General and administrative          29,350      11,716      131,342       34,817         623,629
    Employee stock options                  --          --           --           --         130,625
    Write off of patent                     --          --           --           --          18,724
                                     ---------     -------     --------     --------        --------
TOTAL EXPENSES                          29,350      11,716      131,342       34,817         772,978
                                     ---------     -------     --------     --------        --------

NET LOSS                               (25,849)     (4,346)    (119,816)     (25,706)       (699,620)

OTHER COMPREHENSIVE GAIN/(LOSS)
    Unrealized gain/(loss)
       on securities                        --      14,618       (3,276)      (4,449)           (321)
    Reclassification adjustment
       for realized gain/(loss)             --      (6,382)      (1,652)      (6,382)            321
                                     ---------     -------     --------    ---------        --------
OTHER COMPREHENSIVE GAIN/(LOSS)             --       8,236       (4,928)     (10,831)             --
                                     ---------     -------     --------    ---------        --------

COMPREHENSIVE INCOME/(LOSS)          $ (25,849)  $   3,890   $ (124,744)   $ (36,537)      $(699,620)
                                     =========   =========   ==========    =========       =========

NET LOSS PER COMMON SHARE
    Basic and Dilutive               $   (0.02)   $  (0.01)    $  (0.11)   $   (0.03)      $   (0.84)
                                     =========    ========     ========    =========       =========


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic and Dilutive               1,140,773     920,773    1,116,597       888,805        842,232
                                     =========   =========    =========     =========     ==========

                     See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                   Nine Months Ended       Amounts from
                                                                    September 30,         January 1, 2000
                                                                                         through September
                                                                   2006           2005        30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                               $(119,816)     $ (25,706)     $(699,620)
             Adjustment to reconcile net loss to net cash
               used in operating activities
             Stock issuance for salary                                --         11,912        107,912
             Stock issued for professional services                   --             --         18,200
             Stock options compensation                               --             --        130,625
             Write-off of patent                                      --             --         18,724
             Realized gain on investments                         (1,652)        (6,381)       (33,274)
        Changes in assets and liabilities
                  Decrease in note and interest receivable            --             --         50,000
                  Increase/(decrease) in accounts payable
                    and accrued expenses                           (3,018)        (6,417)       90,840
                                                                ---------      ---------     ---------

        Net Cash Used in Operating Activities                    (124,486)      (26,592)      (316,593)
                                                                ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                                  --       (187,750)      (650,863)
            Proceeds from sale of investments                     61,224        158,951        684,136
                                                               ---------      ---------      ---------

        Net Cash Provided by (Used in) Investing Activities       61,224        (28,799)        33,273
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Exercise of common stock warrants                            --             --          5,625
         Issuance of common stock                                139,200             --        304,200
                                                               ---------      ---------      ---------

        Net Cash Provided by Financing Activities                139,200             --        309,825
                                                               ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              75,938        (55,391)        26,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                  375,778        246,970        425,211
                                                               ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                      $ 451,716      $ 191,579      $ 451,716
                                                               =========      =========      =========


Non-cash operating activities:
     Stock issuance for salary in satisfaction of
     accrued salary included in accounts payable and
     accrued expenses                                          $      --       $ 101,220      $ 101,220
                                                               =========       =========      =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods September 30, 2006 and 2005 and cumulative amounts from January 1, 2000 through September 30, 2006. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Those actions included the appointment of Steven
N. Bronson, Alan Rosenberg and Louis Meade to be on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified, the appointment of Steven N. Bronson as the president, treasurer and secretary of the Subsidiary, the opening of a bank account at Bank of America or some other banking institution for the Subsidiary and the ratification of the bylaws of the Subsidiary in the form that was presented to the Board. Additionally, the Board of Directors authorized the officers of the Company to deposit $50,000 of the Company's assets in the Subsidiary's bank account. The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. Additionally, in furtherance of the Company's plan to exploit the Patent, the Board of Directors of the Company authorized the spin off of the Subsidiary to the Company's shareholders on a pro rata basis, so that the Subsidiary may be better able to exploit the Patent, by among other things being able to attract financing (See Note 5).

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

The accompanying financials statements as of September 30, 2006 and for the three and nine month periods then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage of $699,620 through September 30, 2006. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of September 30, 2006, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement was for a three year period and terminated November, 2004. On March 25, 2005, the Board of Directors approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement")for a period of three (3) years commencing on April 1, 2005. The M&A Advisory Agreement was also modified to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement. On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide that the monthly retainer fee be increased from $1,000 per month to $5,000 per month from February 1, 2006 through January 31, 2007. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 through March 1, 2008.

During 2003, the President was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years. On March 25, 2005, the Board of Directors renewed the President's employment agreement through March 23, 2006 with the modification that the President will no longer receive an annual salary of $48,000. The Board also agreed to pay the President's accrued salary of $113,132 through the issuance of 107,745 shares at fair value of the Company's common stock. On March 28, 2006, the Company entered into a new employment agreement with Mr. Bronson, that provides Mr. Bronson will serve as President of the Company without an annual salary.

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

NOTE 4 - Special Meeting of Shareholders

On April 18, 2006, the Board of Directors of the Company voted to hold a special meeting of stockholders to change the domicile of the Company from the State Colorado to the State of Nevada (the "Reincorporation"), to re-elect the Company's directors and to ratify the appointment of the Company's independent auditors. At the special meeting, held on June 16, 2006, the shareholders voted to approve the Reincorporation, re-elected the Company's directors and ratified the appointment of the Company's independent auditors. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share. On June 28, 2006, the Company filed a Statement of Merger with the Secretary of State of the State of Colorado, which effectively dissolved the Company's existence as a Colorado corporation. The changes in the Company's par value of common stock has been recorded as a decrease to common stock and a corresponding increase to capital in excess of par value totaling $112,936.


NOTE 5 - Spin-Off of Subsidiary

On April 18, 2006, the Board of Directors of the Company also voted to authorize the spin-off of 100% of the Company's wholly owned subsidiary Bio-Medical Automation, Inc. to the Company's shareholders as of April 28, 2006 on a pro rata basis (the "Spin-Off").

To consummate the Spin-Off, the Company will distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which are currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company will receive one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off will not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that will be issued to the shareholders of the Company in the Spin-Off will be restricted securities and they will not be able to be sold unless they are registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 ("Exchange Act") or subject to an available exemption thereunder. Prior to the Spin-Off, the Company will mail to its shareholders of record as of April 28, 2006, all of the information called for by Regulation 14C under the Exchange Act. In conjunction with the Spin-Off Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. under the Exchange Act. The Spin-Off is expected to be completed by the end of the first quarter of 2007.

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

        Ridgefield Acquisition Corp. (the "Company") was incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly owned subsidiary formed under the laws of the State of Nevada ("RAC-NV"), pursuant to a plan of merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

        On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc. (the "JOT Transaction"). As a result of the JOT Transaction, the Company's historical business, the depaneling and routing business, was considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations.

        Following the JOT Transaction the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company determined that it would cease the development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device were written off by the Company. The Company never derived any revenues from the micro-robotic device.

        Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and nine month periods ended September 30, 2006 and 2005 and the period from January 1, 2000 through September 30, 2006, the Company has earned no revenues other than interest income and income from investments.


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

        In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a legal requirement to do so.

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

        During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company (the "Subsidiary"). In May 2003, the Company transferred the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary.

        On January 31, 2006, the Board of Directors of the Company, among other things, duly appointed officers and directors for the Subsidiary. The following table sets forth the name, age and position of each of the directors, executive officers and significant employees of Bio-Medical as of September 30, 2006. Each director will serve on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of the Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        41     Chairman, President, Treasurer and Secretary
Alan Rosenberg           36     Director
Louis Meade              50     Director

        The Subsidiary does not currently provide any compensation to its officers and directors.

        In March 2006, the Company deposited $50,000 of the Company's assets into the Subsidiary's bank account.

        The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. However, there can be no assurances that the Subsidiary will successfully develop and/or exploit the technology covered by the Patent.

        As of September 30, 2006, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

The Spin-Off of Bio-Medical

        In furtherance of the Company's plan to exploit the Patent, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly owned subsidiary Bio-Medical Automation, Inc. to the Company's shareholders as of April 28, 2006 on a pro rata basis (the "Spin-Off"). On or about May 30, 2006, the Company mailed to its shareholders of record as of April 28, 2006, an Information Statement containing the information concerning the Company and the Spin Off called for by Regulation 14C under the Securities Exchange Act of 1934. The Information Statement on Schedule 14C is incorporated herein by reference.

        To consummate the Spin-Off, the Company will distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which are currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company will receive one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off will not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that will be issued to the shareholders of the Company in the Spin-Off will be restricted securities and they will not be able to be sold unless they are registered under the Securities Act of 1933 or subject to an available exemption thereunder.

        In conjunction with the Spin-Off, Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. Upon the effectiveness of the Form 10-SB registration statement, the Company will distribute the shares of Bio-Medical Automation, Inc. to the shareholders of the Company. The Spin-Off is expected to be completed by the end of the first quarter of 2007.


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

        During the nine months ending September 30, 2006, the Company sold its investments held in a brokerage account with Catalyst resulting in a realized gain of $1,652 and other comprehensive loss of $4,928.

Results of Operations
---------------------

       For the three months ended September 30, 2006, the Company has not earned any revenues, except for interest income and income from investments of $3,501. For the same period the Company incurred general and administrative expenses of $29,350 resulting in a net loss from operations equal to $25,849. General and administrative expenses for the three months ended September 30, 2006 include costs directed toward the spin-off of its wholly owned subsidiary Bio-Medical, as well as costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

        For the nine months ended September 30, 2006, the Company has not earned any revenues, except for interest income and income from investments of $11,526. For the same period the Company incurred general and administrative expenses of $131,342 resulting in a net loss from operations equal to $119,816. General and administrative expenses for the nine months ended September 30, 2006 include costs directed toward the spin-off of its wholly owned subsidiary Bio-Medical, as well as costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.



Liquidity and Capital Resources
-------------------------------

        During the nine months ended September 30, 2006, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of September 30, 2006, the Company had cash on hand in the amount of $451,716.

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



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended September 30, 2006, the Company was not a party to any material legal proceedings.


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

14        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith


b) Reports on Form 8-K.

         The Company did not file a current report on Form 8-K, during the quarter ended September 30, 2006.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 10, 2006


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