Form 10KSB
period 2006-12-31
RIDGEFIELD ACQUISITION CORP
filed 2007-04-02
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                         Commission File Number 0-16335



                          RIDGEFIELD ACQUISITION CORP.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                         84-0922701
      -----------------------                            ------------------
      (State or other juris-                               (IRS Employer
       diction of incorpora-                             Identification No.)
       tion or organization)


      100 Mill Plain Road, Danbury, Connecticut               06877
     -------------------------------------------           -----------
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

             Yes [X]                            No [ ]


The issuer's revenues for fiscal year ended December 31, 2006 were: $14,422.


As of March 28, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $601,103. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.


As of March 28, 2007, there were issued and outstanding 1,140,773 shares of the registrant's common stock, par value $.00001 per share.


Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                           RIDGEFIELD ACQUISITION CORP.
                                   FORM 10-KSB


                                Table of Contents
                                                                            Page

PART I                                                                        4

ITEM 1.  DESCRIPTION OF BUSINESS.                                             4

         Employees.                                                           6

         Risk Factors Affecting Operating Results and
         Market Price of Stock.                                               7

ITEM 2.  DESCRIPTION OF PROPERTY.                                            13

ITEM 3.  LEGAL PROCEEDINGS.                                                  13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                13

PART II                                                                      15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.           15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.          16

ITEM 7.  FINANCIAL STATEMENTS.                                               19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.                                19

ITEM 8A. CONTROLS AND PROCEDURES.                                            19

ITEM 8B. OTHER INFORMATION.                                                  19

PART III                                                                     20

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORAE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT.                                                20

ITEM 10. EXECUTIVE COMPENSATION.                                             22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                         24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
         DIRECTOR INDEPENDENCE.                                              24

ITEM 13. EXHIBITS.                                                           25

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                             27

SIGNATURES.                                                                  27

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


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

        Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, for the years ended December 31, 2006 and 2005 and the period from January 1, 2000 through December 31, 2006, the Company has earned no revenues other than interest income and income from investments.


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

        On January 31, 2006, the Board of Directors of the Company, among other things, duly appointed officers and directors for the Subsidiary. The following table sets forth the name, age and position of each of the directors, executive officers and significant employees of Bio-Medical as of December 31, 2006. Each director will serve on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of the Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.

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

        As of December 31, 2006, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

The Spin-Off of Bio-Medical
---------------------------

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

        To effect the Spin-Off, the Company will distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which are currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company will receive one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off will not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that will be issued to the shareholders of the Company in the Spin-Off will be restricted securities and they will not be able to be sold unless they are registered under the Securities Act of 1933 or subject to an available exemption thereunder.

        In order to consummate the Spin-Off, Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. Upon the effectiveness of the Form 10-SB registration statement, the Company will distribute the shares of Bio-Medical Automation, Inc. to the shareholders of the Company. The Spin-Off is expected to be completed by the end of the second quarter of 2007.


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

        During the quarter ended December 31, 2006, the Company closed its Brokerage account with Catalyst.

        As of December 31, 2006, the Company realized gain of $1,652 and other comprehensive loss of ($4,928).


Employees
---------

         As of March 28, 2007, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.

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


The Company Has Limited Resources
---------------------------------

         The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2006 and December 31, 2005. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target") or through the Subsidiary's successful exploitation of the Patent. There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis, or that the Subsidiary will derive any revenues from the Patent. The current revenues of the Company may not be sufficient to fund further Acquisitions or the successful development and exploitation of the Patent. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition or exploit the Patent. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

         As of March 28, 2007, Mr. Bronson beneficially owns and controls 976,116 shares of common stock of the Company, including options to purchase 150,000 shares of common stock, representing approximately 75.6% of the issued and outstanding shares of common stock and approximately 75.6% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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



ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the fiscal years ended December 31, 2006 and December 31, 2005.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2006.

         On June 16, 2006, the Company held a Special Meeting of Shareholders ("Special Meeting") pursuant to a Notice of Special Meeting of Shareholders, dated May 26,2006, and Proxy Statement, dated May 26, 2006. Only shareholders of record as of April 28, 2006 were entitled to vote at the Special Meeting.

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


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                High ($)              Low ($)
         ------------------              ------------          -----------
           2006
         First Quarter                       3.00                  1.75
         Second Quarter                      3.50                  3.50
         Third Quarter                       4.00                  4.00
         Fourth Quarter                      3.00                  3.00

           2005
         First Quarter                       1.05                  1.05
         Second Quarter                      1.05                  1.05
         Third Quarter                       1.05                  1.05
         Fourth Quarter                      3.00                  1.05


         As of March 28, 2007, the bid and ask price of the Company's common stock was $1.50 and $3.00, respectively.

         (b) HOLDERS. As of March 28, 2006, the Company had approximately 655 shareholders of record of its common stock, $0.10 par value.

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


Competition to RAC's Acquisition Strategy
-----------------------------------------

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


The Spin-Off of Bio-Medical
---------------------------

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

        To effect the Spin-Off, the Company will distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which are currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company will receive one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off will not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that will be issued to the shareholders of the Company in the Spin-Off will be restricted securities and they will not be able to be sold unless they are registered under the Securities Act of 1933 or subject to an available exemption thereunder.

        In order to consummate the Spin-Off, Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. Upon the effectiveness of the Form 10-SB registration statement, the Company will distribute the shares of Bio-Medical Automation, Inc. to the shareholders of the Company. The Spin-Off is expected to be completed by the end of the second quarter of 2007.


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

         On October 14, 2003, the Company deposited $250,000 in a brokerage account with Catalyst. As of December 31, 2006, the Company generated investment income of $1,652 and has an accumulated other comprehensive gain of ($4,928). The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.

          During the quarter ended December 31, 2006, the Company closed its Brokerage account with Catalyst.


Subsequent Event
-----------------

         On January 9, 2007, the Board authorized the Company to purchase 50,000 shares of the common stock of Argan, Inc., a publicly owned company, whose shares of common stock are traded on the NASDAQ's Over-the-Counter Bulletin Board under the symbol "AGAX" for an aggregate purchase price of $212,500. The Company's shares of Argan, Inc. are held in a brokerage account at Rushmore Securities, Inc. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investment in the securities of Argan, Inc.


Results of Operations
---------------------

         During the year ended December 31, 2006 ("Fiscal 06"), the Company earned no revenues from operations and generated interest income of $12,770, compared to no revenues from operations and interest income in the amount of $4,343 for the year ended December 31, 2005 ("Fiscal 05").

         During Fiscal 06, the Company incurred expenses of $153,410, an increase of $105,868 compared to expenses of $47,542 for Fiscal 05. The increase was due primarily costs and expenses associated with the redomiciling of the Company from Colorado and Nevada and the funding and proposed spin-off of Bio-Medical Automation, Inc., the Company's wholly owned subsidiary. As of December 31, 2006, the Company had investment income of $1,652 and other comprehensive loss of ($4,928) based on its investment in securities.

         For Fiscal 06 the Company incurred a net operating loss of $138,988 compared to a net operating loss of $39,448 for Fiscal 05.


Liquidity and Capital Resources
-------------------------------

         During Fiscal 06, the Company satisfied its working capital needs from cash on hand at the beginning of the year, investment income generated from cash and investments and cash proceeds from the sale of common stock (see "Recent Sales of Unregistered Securities" section, below) during the year. As of December 31, 2006, the Company had working capital of $427,532. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity or the development and the exploitation of the Patent. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. The Company or the Subsidiary may also need additional funds to finance the development and exploitation of the Patent. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

         None.


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


ITEM 8B. OTHER INFORMATION


         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2006. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        41     Chairman, Chief Executive Officer and President
Leonard Hagan            55     Director
Kenneth Schwartz         51     Director


        Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. Mr. Bronson acts as the manager of the Catalyst Fund, L.P., a Delaware limited partnership, that is a privately held hedge fund. In addition, Mr. Bronson is an officer and director of 4net Software, Inc., a publicly traded corporation.

       Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Mallory Capital Group, LLC, Avalon Partners, Inc., K & Z Partners LLC, Blaylock & Company, Inc. Fieldstone Services Corp. and Danske Securities (US), Inc. Mr. Hagan is also a director of 4net Software, Inc., a publicly traded corporation.

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

Meetings and Committees of the Board of Directors
-------------------------------------------------

         During the fiscal year ended December 31, 2006, the Board of Directors held 4 meetings. In view of the Company's lack of operations, during the year ended December 31, 2006, the Board of Directors did not form any committees. During the fiscal year ended December 31, 2006, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


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


Code of Ethics
---------------

         At a meeting of the Board of Directors of the Company held on March 25, 2005, Company adopted a Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to the Company's Form 10-KSB for the year ended December 31, 2003.


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

         To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table(1)

         The following summary compensation table sets forth information Concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers(collectively, the "Named Executive Officers").

Name/Position          Fiscal year  Annual Salary   Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President          2006       $0                  0              0
                           2005       $11,912             0          100,000(2)
                           2004       $48,000             0          150,000(3)
                           2003       $48,000             0              0

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


Option/SAR Grants in Last Fiscal Year

         The following table contains certain information regarding grants of stock options to Named Executive Officers during the fiscal year ended December 31, 2006. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                       Number of        Percent of
                       Securities      Total Options/
                       Underlying      SARs Granted to
Name                  Options/SARs       Employees            Exercise or         Expiration
                       Granted (#)     in Fiscal Year       Base Price ($/Sh)        Date
------------------     -----------     ---------------     -----------------     --------------
Steven N. Bronson          0                0                     -                   -

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


         Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2006 and Fiscal Year End Option Values

         The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2006, by each of the Named Executive Officers.

                       Number                       Number of Securities           Value of Unexercised
                       Of Shares                    Underlying Unexercised         In-the-Money Options
Name/                  Acquired        Value        Options at Fiscal Year End     at Fiscal Year End
Position               On Exercise     Realized     Exercised/Unexercised          Exercised/Unexercised (1)
------------------     -----------     --------     --------------------------     -------------------------

Steven N. Bronson
    Chairman, CEO
     and President     100,000            0                 150,000                         $0

-------------------

(1) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.


Compensation of Directors
-------------------------

         In fiscal year ended December 31, 2006, no cash compensation was paid to our directors for their services as directors.


Employment Contracts
--------------------

         On March 24, 2001, the Company entered into an employment agreement with Steven N. Bronson, the president of the Company. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year        Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President     $48,000         1 year

         A copy of Mr. Bronson's 2001 employment agreement is attached as
Exhibit 10.13 to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated by reference. On March 25, 2005, the Board of Directors authorized the renewal of Mr. Bronson's employment agreement with the Company for another one (1) year term, and modified the agreement to provide that Mr. Bronson shall no longer be entitled to receive a salary of $48,000 per year. Also on March 25, 2005, the Company issued to Mr. Bronson an option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16, which was 110% percent of the closing bid price on March 25, 2005. Such option vested immediately and is exercisable for a period of 5 years. On February 24, 2006, Mr. Bronson exercised his option to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16.

         On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of February 20, 2007, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 100 Mill Plain Road, Danbury, Connecticut 06811.

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            AND DIRECTOR INDEPENDENCE.

         Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the fiscal year ended December 31, 2006.

         Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. The Company entered into a Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, with Catalyst Financial (the "M&A Advisory Agreement"). Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to the Company in connection with the Company's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee in the amount of five percent (5%) of the total consideration of the specific transaction (the "M&A Fee"). The maximum amount of the M&A Fee is $500,000 for any single transaction. The M&A Advisory Agreement expired by its own terms in November 2005.

         On March 25, 2006, the Board of Directors authorized the renewal of the M&A Advisory Agreement for an additional three years commencing on April 1, 2006. Additionally, under the Board modified the M&A Advisory Agreement to provide that the Company shall pay to Catalyst Financial a monthly retainer fee in the amount of $1,000 per month commencing on April 1, 2006 and continuing throughout the term of the M&A Advisory Agreement.

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

10.15 Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2006, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

10.16 Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp.

10.17 Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006.

10.18 Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2006, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

14        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

         The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $9,100 and $9,100 for fiscal years 2006 and 2005, respectively.


Audit-Related Fees.
------------------

         None.


Tax Fees.
--------

         The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $900 for fiscal years 2006 and 2005.


All Other Fees.
--------------

         None.

         The audit committee approved the engagement of Carlin, Charron & Rosen, LLP in the preparation of the Company's tax returns for fiscal year 2006.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007

                                       RIDGEFIELD ACQUISITION CORP.,
                                         a Nevada corporation


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



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 30, 2007
of the Board of Directors
Principal Executive Officer
March 30, 2007



/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 30, 2007

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number         Description of Document
------         -----------------------
31             President's Written Certification Of Financial Statements
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                 Page
Report of Independent Registered Public Accounting Firm                          F - 2

Consolidated Balance Sheet
       December 31, 2006                                                         F - 3

Consolidated Statements of Operations and Comprehensive Income (Loss)
       Years Ended December 31, 2006 and 2005
       and Cumulative Amounts from January 1, 2000 to December 31, 2006          F - 4

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2006 and 2005 and Cumulative Amounts
       from January 1, 2000 to December 31, 2006                                 F - 5
Consolidated Statements of Cash Flows
       Years Ended December 31, 2006 and 2005
       and Cumulative Amounts from January 1, 2000 to December 31, 2006          F - 7

Notes to Consolidated Financial Statements                                       F - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Shareholders and Board of Directors of Ridgefield Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. and subsidiary (the "Company") as of December 31, 2006, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006 and for the period from January 1, 2000 to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 and for the period from January 1, 2000 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin Charron & Rosen LLP

Glastonbury, Connecticut
March 30, 2007

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006


                                     ASSETS


CURRENT ASSETS

 Cash and cash equivalents                                          $   435,167

                                                                    -----------
       Total Assets                                                 $   435,167
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $     7,635
                                                                    -----------

       Total Current Liabilities                                          7,635
                                                                    -----------


STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value; authorized - 5,000,000 shares;
         Issued - none                                                       --
   Common stock - $.001 par value; authorized - 30,000,000 shares;
         Issued and outstanding - 1,140,773 shares                        1,141
   Capital in excess of par value                                     2,093,003
   Accumulated deficit                                                 (947,820)
   Deficit accumulated during the development stage                    (718,792)
                                                                     -----------
   Total Stockholders' Equity                                           427,532
                                                                    -----------

       Total Liabilities and Stockholders' Equity                   $   435,167
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                             Cumulative
                                                                            Amounts from
                                                          Years Ended      January 1, 2000
                                                          December 31,     to December 31,
                                                       2006         2005        2006
REVENUES
      Interest income                               $  12,770   $    4,343    $  42,980
      Realized gain on investments                      1,652        3,751       33,274
                                                    ---------    ---------    ---------
        Total Revenues                                 14,422        8,094       76,254
                                                    ---------    ---------    ---------

OPERATING EXPENSES
    General and administrative                        153,410       47,542      645,697
    Employee stock options                                 --           --      130,625
    Write-off of patent                                    --           --       18,724
                                                    ---------    ---------    ---------
       Total Expenses                                 153,410       47,542      795,046
                                                    ---------    ---------    ---------

NET LOSS                                             (138,988)     (39,448)    (718,792)
                                                    ---------    ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized loss on securities                      (3,276)      (3,751)       (321)
    Reclassification adjustment for realized
       gain/loss                                       (1,652)       4,682         321
                                                    ---------    ---------    ---------
    Other comprehensive income (loss)                  (4,928)         931           -
                                                    ---------    ---------    ---------

COMPREHENSIVE LOSS                                  $(143,916)   $ (38,517)   $(718,792)
                                                    =========    =========    =========


NET LOSS PER COMMON SHARE
    Basic and dilutive                              $   (0.12)   $   (0.04)   $   (0.84)
                                                    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and dilutive                              1,122,691      903,164      852,977
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
                             =========   ======== ==========  ========    ========   =========    =========      =======   ========

Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                         --         --         --        --          --          --           --        6,092      6,092
Net Loss                            --         --         --        --          --          --      (48,260)          --    (48,260)
                             ---------   -------- ----------  --------    --------   ---------    ---------      -------   --------

Balance, December 31, 2004     813,028   $ 81,303 $1,595,509        --          --   ($947,820)   ($540,356)      $3,997   $192,633
                             =========   ======== ==========  ========    ========   =========    =========      =======   ========
Issuance of Common Stock       207,745     20,774    257,358        --          --          --           --           --    278,132
Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                         --         --         --        --          --          --           --          931        931
Net Loss                            --         --         --        --          --          --      (39,448)          --    (39,448)
                             ---------   -------- ----------  --------    --------   ---------    ---------      -------   --------

Balance, December 31, 2005   1,020,773   $102,077 $1,852,867        --          --   ($947,820)   ($579,804)      $4,928   $432,248
                             =========   ======== ==========  ========    ========   =========    =========      =======   ========

Issuance of Common Stock
  - stock options exercised    120,000     12,000    127,200        --          --          --           --           --    139,200
Change in Par Value                 --   (112,936)   112,936        --          --          --           --           --         --
Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                         --         --         --        --          --          --           --       (4,928)    (4,928)
Net Loss                            --         --         --        --          --          --     (138,988)          --   (138,988)
                             ---------   -------- ----------  --------    --------   ---------    ---------       -------   --------

Balance, December 31, 2006   1,140,773   $  1,141 $2,093,003        --          --   ($947,820)   ($718,792)           --   $427,532
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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 Amounts from
                                                                               Years Ended    January 1, 2000 to
                                                                               December 31,       December 31,
                                                                            2006         2005         2006
CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                                            $(138,988)   $ (39,448)   $(718,792)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Stock issuance for salary                                             --       11,912      107,912
          Stock issuance for professional services                              --           --       18,200
          Stock options compensation                                            --           --      130,625
          Realized gain on investments                                       (1,652)     (3,751)     (33,273)
          Write-off of patent                                                   --           --       18,724

          Changes in assets and liabilities
            Decrease in note and interest receivable                            --           --       50,000
            Increase/(decrease) in accounts payable and accrued expenses      (396)      (1,937)      93,462
                                                                         ---------    ---------    ---------

          Net cash used in operating activities                           (141,035)     (33,224)    (333,142)
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of investments                                             --     (187,750)    (650,863)
           Proceeds from sales of investments                               61,224      184,782      684,136
                                                                         ---------    ---------    ---------

     Net cash provided by (used in) investing activities                    61,224       (2,968)      33,273
                                                                         ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of common stock warrants                                          --           --        5,625
     Issuance of common stock                                              139,200           --      304,200
                                                                         ---------    ---------    ---------
     Net cash provided by financing activities                             139,200      165,000      309,825
                                                                         ---------    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   59,389      128,808        9,956

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                            375,778      246,970      425,211
                                                                         ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                                $ 435,167    $ 375,778    $ 435,167
                                                                         =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
          CUMULATIVE AMOUNTS FROM JANUARY 1, 2000 TO DECEMBER 31, 2006



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


During the year ended December 31, 2002, the Company charged to equity the $130,625 value of employee stock options issued to the Company's President.

During the year ended December 31, 2005, the Company satisfied its obligations to pay the President's accrued salary included in accounts payable and accrued expenses of $101,220 through the issuance of shares of the Company's common stock.















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

         On April 18, 2006, the Board of Directors of the Company voted to hold a special meeting of stockholders to change the domicile of the Company from the State Colorado to the State of Nevada (the "Reincorporation"). At the special meeting, held on June 16, 2006, the shareholders voted to approve the Reincorporation. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share. On June 28, 2006, the Company filed a Statement of Merger with the Secretary of State of the State of Colorado, which effectively dissolved the Company's existence as a Colorado corporation. The changes in the Company's par value of common stock has been recorded as a decrease to common stock and a corresponding increase to capital in excess of par value totaling $112,936.

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

         The accompanying financials statements as of December 31, 2006 and the year then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

         The Company has accumulated a deficit since reentering the development stage of $718,792 through December 31, 2006. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of December 31, 2006, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


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


         LOSS PER COMMON SHARE

         Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted loss per share for any period presented since the inclusion of potentially dilutive convertible equity instruments would be anti-dilutive.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value at the date of grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment," ("SFAS No. 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation. The Company's adoption of SFAS No. 123(R) had no impact on its financial position and results of operations because all of the Company's outstanding stock options are fully vested.

         If the Company had elected in 2005 to recognize compensation expense for the options granted determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123,the Company's pro forma net loss and net loss per share for the year ended December 31, 2005 would be as follows:

                                                    2005
                          Net loss
                              As reported       $  (39,448)
                              Pro forma           (125,932)

                          Net loss per share
                              As reported            (.06)
                              Pro forma              (.06)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2005: no dividend yield; expected volatility of 90%; risk-free interest rate of 5.5%; and expected life of five years.


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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term nature of these financial instruments.


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


         NEW ACCOUNTING STANDARD

         In September 2005, the Financial Accounting Standards Board (FASB) issued a proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, "Earnings per Share." The proposed statement is intended to clarify guidance on the computation of earning per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. The Company has evaluated the proposed statement as presently drafted and has determined, that if adopted in its current form, it would not have a material impact on the computation of earning per share.

         In September 2006, the FSAB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The measurement and disclosure requirements, which are applied prospectively, are effective for the Company beginning in the first quarter of 2008. Management is assessing the potential impact on the Company's financial condition and results of operations.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("SFAS No. 109"). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal 2007. The Company does not anticipate that the adoption of this statement will have any material impact on its financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF ACCOUNTING / GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since reentering the development stage, effective January 1, 2000, of $718,792. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2006, the Company has no principal operations or revenue producing activities.

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

         On December 8, 2005, the Company entered into a stock purchase agreement(the "Agreement") with RAM Capital Management Trust I ("RAM Capital"). Pursuant to the Agreement, the Company agreed to sell RAM Capital 100,000 restricted shares of the Company's common stock, $.10 par value (the "Shares"), at a purchase price of $1.65 per share. On December 22, 2005, the Company received RAM Capital's check in the amount of $165,000 as payment of the purchase price for the shares pursuant to the Agreement (also see Note 5).


         OPTIONS

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


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)


         The status of outstanding options granted by the Company is as follows:

                                                             No.   Weighted Avg.
                                                             of      Exercise
                                                            Shares     Price

            Options Outstanding - December 31, 2003        150,000      1.65
                                   (150,000 exercisable)   -------

            Options Granted in 2004 -                          -          -

            Options Exercised in 2004 -                        -          -

            Options Forfeited in 2004 -                        -          -
                                                            ------

            Options Outstanding - December 31, 2004        150,000       1.65
                                     (150,000 exercisable) -------

            Options Granted in 2005 -                      120,000       1.16

            Options Exercised in 2005 -                        -          -

            Options Forfeited in 2005 -                        -          -
                                                           -------

            Options Outstanding - December 31, 2005        270,000       1.43
                                     (270,000 exercisable) -------


            Options Granted in 2006 -                          -          -

            Options Exercised in 2006 -                   (120,000)      1.16

            Options Forfeited in 2006 -                        -          -
                                                           -------

            Options Outstanding - December 31, 2006        150,000      1.65
                                     (150,000 exercisable) -------


         At December 31, 2006, the number of options exercisable was 150,000, the weighted average exercise price of these options was $1.65, and the weighted average remaining contractual life of the options was 1.25 years.

         At December 31, 2005, the number of options exercisable was 270,000 the weighted average exercise price of these options was $1.43, and the weighted average remaining contractual life of the options was 2.25 years.


NOTE 4 - INCOME TAXES

         At December 31, 2006, the Company has Federal net operating loss carryforwards totaling approximately $1,162,000, that may be offset against future taxable income ratably through 2026. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES (CONTINUED)

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $400,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Therefore, there is no current or deferred tax expense for the years ended December 31, 2006 and 2005.

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

         To consummate the Spin-Off, the Company will distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which are currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company will receive one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off will not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that will be issued to the shareholders of the Company in the Spin-Off will be restricted securities and they will not be able to be sold unless they are registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 ("Exchange Act") or subject to an available exemption thereunder. Prior to the Spin-Off, the Company will mail to its shareholders of record as of April 28, 2006, all of the information called for by Regulation 14C under the Exchange Act. In conjunction with the Spin-Off Bio-Medical Automation, Inc. will file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. under the Exchange Act. The Spin-Off is expected to be completed by the end of the second quarter of 2007.

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

         The Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office in 2006 and 2005. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices in 2006 and 2005. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.



NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2006 and 2005.



NOTE 8 - SUBSEQUENT EVENTS

         On January 9, 2007, the Board authorized the Company to purchase 50,000 shares of the common stock of Argan, Inc., a publicly owned company, whose shares of common stock are traded on the NASDAQ's Over-the-Counter Bulletin Board under the symbol "AGAX" for an aggregate purchase price of $212,500. The Company's shares of Argan, Inc. are held in a brokerage account at Rushmore Securities, Inc. The Company's investment in securities is subject to all of the risks associated with equity investing, including a loss of monies invested. There can be no assurance that the Company will be able to obtain a profitable return on its investments.