Form 10QSB
period 2007-03-31
RIDGEFIELD ACQUISITION CORP
filed 2007-05-15
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20649


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2007.

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


                                 (203) 791-3871
            ---------------------------------------------------------
                          (Issuer's Telephone Number)


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

As of May 14, 2007, the Registrant had outstanding 1,140,773 shares of common stock, par value $.001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                           RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of March 31, 2007
                  (unaudited) and December 31, 2006 (audited)                 3

         Consolidated Statements of Operations and
                  Comprehensive Loss for the Three Months Ended
                  March 31, 2007 and 2006, Cumulative Amounts from
                  January 1, 2000 through March 31, 2007 (unaudited)          4

         Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2007 and 2006, Cumulative Amounts
                  from January 1, 2000 through March 31, 2007 (unaudited)     5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management Discussion and Analysis or Plan of Operations            10

Item 3.  Controls and Procedures                                             15


PART II - OTHER INFORMATION                                                  15

Item 1.  Legal Proceedings                                                   15

Item 6.  Exhibits                                                            15

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2007  Dec. 31, 2006

                                                                     (Unaudited)     (Audited)
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $   214,793    $   435,167

    Investments                                                          317,000    $        --
                                                                     -----------    -----------

TOTAL ASSETS                                                         $   531,793    $   435,167
                                                                     ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    10,785    $     7,635
                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                 10,785          7,635
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                 --             --

STOCKHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none                                                      --             --
    Common Stock, $.001 par value; authorized - 30,000,000 shares
           Issued and outstanding - 1,140,773 shares                       1,141          1,141
    Capital in excess of par value                                     2,093,003      2,093,003
    Accumulated deficit                                                 (947,820)      (947,820)
    Deficit accumulated during the development stage                    (729,816)      (718,792)
    Accumulated other comprehensive gain                                 104,500             --
                                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                               521,008        427,532
                                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $   531,793    $   435,167
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                              Three Months Ended     Cumulative Amounts
                                                   March 31,        from January 1, 2000
                                              2007           2006  through March 31, 2007
REVENUES
        Interest income                    $   1,434      $   2,533     $  44,414
        Realized gain on investments              --          1,652         33,274
                                           ---------      ---------      ---------
TOTAL REVENUES                                 1,434          4,185         77,688
                                           ---------      ---------      ---------
OPERATING EXPENSES

         General and administrative           12,458         20,801        658,155
         Employee stock options                   --             --        130,625
         Write off of patent                      --             --         18,724
                                           ---------      ---------      ---------
TOTAL EXPENSES                                12,458         20,801        807,504
                                           ---------      ---------      ---------

NET LOSS                                     (11,024)       (16,616)      (729,816)

OTHER COMPREHENSIVE GAIN/(LOSS)
     Unrealized gain/(loss)on securities     104,500         (3,276)       104,179
     Reclassification adjustment
       for realized gain/loss                     --         (1,652)           321
                                           ---------      ---------      ---------
OTHER COMPREHENSIVE GAIN/(LOSS)              104,500         (4,928)       104,500
                                           ---------      ---------      ---------

COMPREHENSIVE GAIN/(LOSS)                  $  93,476     $ (21,544)     $ (625,316)
                                           =========      =========      =========

NET LOSS PER COMMON SHARE
          Basic and Dilutive               $    0.01     $   (0.02)     $   (0.85)
                                           =========      =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
          Basic and Dilutive               1,140,773      1,060,773        862,766
                                           =========      =========      =========

           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                   Three Months Ended      Amounts from
                                                                        March 31,         January 1, 2000
                                                                                         through March 31,
                                                                   2007           2006         2007
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                               $ (11,024)     $ (16,616)     $(729,816)
             Adjustment to reconcile net loss to net cash
               used in operating activities
             Stock issuance for salary                                --             --        107,912
             Stock issued for professional services                   --             --         18,200
             Stock options compensation                               --             --        130,625
             Write-off of patent                                      --             --         18,724
             Realized gain on investments                             --         (1,652)       (33,274)
        Changes in assets and liabilities
             Decrease in note and interest receivable                 --             --         50,000
             Increase in accounts payable and
                  accrued expenses                                 3,150            167         96,613
                                                               ---------      ---------      ---------
        Net Cash Used in Operating Activities                     (7,874)       (18,101)      (341,016)

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                            (212,500)            --       (863,363)
            Proceeds from sale of investments                         --         61,227        684,136
                                                               ---------      ---------      ---------

        Net Cash (Used in) Provided by Investing Activities     (212,500)        61,227       (179,227)
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                        --             --          5,625
                  Issuance of common stock                            --        139,200        304,200
                                                               ---------      ---------      ---------

        Net Cash Provided by Financing Activities                     --        139,200        309,825
                                                               ---------      ---------      ---------

NET (DECREASE) INCREASE IN CASH                                 (220,374)       182,326       (210,418)

CASH, BEGINNING OF PERIODS                                       435,167        375,778        425,211
                                                               ---------      ---------      ---------

CASH, END OF PERIODS                                           $ 214,793      $ 558,104      $ 214,793
                                                               =========      =========      =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods March 31, 2007 and 2006 and cumulative amounts from January 1, 2000 through March 31, 2007. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Those actions included the appointment of Steven
N. Bronson, Alan Rosenberg and Louis Meade to be on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified, the appointment of Steven N. Bronson as the president, treasurer and secretary of the Subsidiary, the opening of a bank account at Bank of America or some other banking institution for the Subsidiary and the ratification of the bylaws of the Subsidiary in the form that was presented to the Board. Additionally, the Board of Directors authorized the officers of the Company to deposit $50,000 of the Company's assets in the Subsidiary's bank account. The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. Additionally, in furtherance of the Company's plan to exploit the Patent, the Board of Directors of the Company authorized the spin off of the Subsidiary to the Company's shareholders on a pro rata basis, so that the Subsidiary may be better able to exploit the Patent, by among other things being able to attract financing (See Note 6).


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

The accompanying financials statements as of March 31, 2007 and for the three and nine month periods then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company has accumulated a deficit since reentering the development stage of $729,816 through March 31, 2007. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2007, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


Note 2 - NEW ACCOUNTING STANDARD

There are no new accounting standards that are expected to have a significant impact on the Company.

Note 3 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of implementing FIN No. 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception -2006 remain open to examination by the I.R.S. and state authorities.

We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - SPECIAL MEETING OF SHAREHOLDERS

On April 18, 2006, the Board of Directors of the Company voted to hold a special meeting of stockholders to change the domicile of the Company from the State Colorado to the State of Nevada (the "Reincorporation")and to re-elect the Company's directors. At the special meeting, held on June 16, 2006, the shareholders voted to approve the Reincorporation and re-elected the Company's directors. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share. On June 28, 2006, the Company filed a Statement of Merger with the Secretary of State of the State of Colorado, which effectively dissolved the Company's existence as a Colorado corporation. The changes in the Company's par value of common stock has been recorded as a decrease to common stock and a corresponding increase to capital in excess of par value totaling $112,936.


NOTE 6 - SUBSEQUENT EVENTS

On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of Bio-Medical Automation, Inc., the Company's wholly owned subsidiary ("Bio-Medical"), to the shareholders of the Company on a pro rata basis. The Board of Directors of the Company authorized the spin-off of Bio-Medical, in April 2006, in an attempt to exploit the patent held by Bio-Medical. Based on current market conditions and the risks associated with the business prospects of Bio-Medical.

On April 26, 2007, Ridgefield Acquisition Corp. (the "Company") sold all of its investment (50,000 shares) in Argan, Inc., a publicly traded holding company at an average price of $6.26 for proceeds of approximately $313,000.

Item 2.  Management Discussion and Analysis or Plan of Operation


Forward Looking Statements Disclosure
-------------------------------------

        This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

        The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

        Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and nine month periods ended March 31, 2007 and 2006 and the period from January 1, 2000 through March 31, 2007, the Company has earned no revenues other than interest income and income from investments.


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

        During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly owned by the Company ("Bio-Medical" or the "Subsidiary"). In May 2003, the Company transferred the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary.

        On January 31, 2007, the Board of Directors of the Company, among other things, duly appointed officers and directors for the Subsidiary. The following table sets forth the name, age and position of each of the directors, executive officers and significant employees of Bio-Medical as of March 31, 2007. Each director will serve on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of the Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        41     Chairman, President, Treasurer and Secretary
Alan Rosenberg           36     Director
Louis Meade              50     Director

        The Subsidiary does not currently provide any compensation to its officers or directors.

        In March 2006, the Company deposited $50,000 of the Company's assets into the Subsidiary's bank account.

        The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. However, there can be no assurances that the Subsidiary will successfully develop and/or exploit the technology covered by the Patent.

        As of March 31, 2007, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

The Spin-Off of Bio-Medical
---------------------------

        In furtherance of the Company's plan to exploit the Patent, in April 2006, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly owned subsidiary Bio-Medical to the Company's shareholders on a pro rata basis. On or about May 30, 2006, the Company mailed to its shareholders of record as of April 28, 2006, an Information Statement containing the information concerning the Company and the Spin Off called for by Regulation 14C under the Securities Exchange Act of 1934. The Information Statement on
Schedule 14C is incorporated herein by reference. To consummate the Spin-Off, Bio-Medical was required to file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical.

         On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of Bio-Medical, based on current market conditions and the risks associated with the business prospects of Bio-Medical.


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

         On January 12, 2007, the Company, acquired 50,000 shares of Argan, Inc. ("Argan") common stock in a private transaction at a cost of approximately $212,500.


         On April 26, 2007, the Company sold all of its 50,000 shares of Argan at an average price of $6.26 for proceeds of approximately $313,000.

Results of Operations
---------------------

       For the three months ended March 31, 2007, the Company has not earned any revenues, except for interest income and income from investments of $1,434. For the same period the Company incurred general and administrative expenses of $12,548 resulting in a net loss from operations equal to $11,024. General and administrative expenses for the three months ended March 31, 2007 costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.



Liquidity and Capital Resources
-------------------------------

        During the three months ended March 31, 2007, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of March 31, 2007, the Company had cash on hand in the amount of $214,793 and the Company, held 50,000 shares of Argan, Inc.("Argan") common stock valued at $317,000.

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


Subsequent Events
-----------------

        On April 26, 2007, the Company sold all of its investment in Argan, consisting of 50,000 shares, in open market transactions, at an average price of $6.26 for net proceeds of approximately $313,000.

        On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of Bio-Medical, based on current market conditions and the risks associated with the business prospects of Bio-Medical. The Board of Directors of the Company had previously authorized the spin-off of Bio-Medical, in April 2006, in an attempt to exploit the patent held by Bio-Medical.

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



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended March 31, 2007, the Company was not a party to any material legal proceedings.


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

14        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith


b) Reports on Form 8-K.

         The Company did not file a current report on Form 8-K, during the quarter ended March 31, 2007.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 2007


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