Form 10QSB
period 2007-06-30
RIDGEFIELD ACQUISITION CORP
filed 2007-08-14
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20649


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2007.

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

As of August 10, 2007, the Registrant had outstanding 1,140,773 shares of common stock, par value $.001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                           RIDGEFIELD ACQUISITION CORP.
                          (A Development Stage Company)
                                   FORM 10-QSB



                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets as of June 30, 2007
              (unaudited) and December 31, 2006 (audited)                     3

         Consolidated Statements of Operations and
              Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2007 and 2006 and Cumulative Amounts From January 1,
              2000 through June 30, 2007                                      4


         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2007 and 2006 and Cumulative Amounts from
              January 1, 2000 through June 30, 2007                           5


         Notes to Consolidated Financial Statements                           6


Item 2.  Management Discussion and Analysis or Plan of Operations            10

Item 3.  Controls and Procedures                                             15


PART II - OTHER INFORMATION                                                  15

Item 1.  Legal Proceedings                                                   15

Item 6.  Exhibits                                                            15

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 2007   Dec. 31, 2006

                                                                     (Unaudited)     (Audited)
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $   201,988    $   435,167

    Investments                                                          431,250    $        --
                                                                     -----------    -----------

TOTAL ASSETS                                                         $   633,238    $   435,167
                                                                     ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $     5,035    $     7,635
                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                  5,035          7,635
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                 --             --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value; authorized - 1,000,000 shares
           Issued - none                                                      --             --
    Common stock, $.001 par value; authorized - 30,000,000 shares
           Issued and outstanding - 1,140,773 shares                       1,141          1,141
    Capital in excess of par value                                     2,093,003      2,093,003
    Accumulated deficit                                                 (947,820)      (947,820)
    Deficit accumulated during the development stage                    (638,289)      (718,792)
    Accumulated other comprehensive gain                                 120,168             --
                                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                               628,203        427,532
                                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $   633,238    $   435,167
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                      Three Months Ended         Six Months Ended    Cumulative Amounts
                                           June 30,                  June 30,        from January 1, 2000
                                     2007           2006        2007         2006   through June 30, 2007
REVENUES
    Interest income                  $   2,520     $ 3,840     $  3,955     $  6,373       $  46,935
    Realized gain on investments        99,984          --       99,984        1,652         133,258
                                     ---------     -------     --------     --------        --------
TOTAL REVENUES                         102,505       3,840      103,939        8,025         180,193
                                     ---------     -------     --------     --------        --------
OPERATING EXPENSES
    General and administrative          10,978      81,191       23,437      101,992         669,134
    Employee stock options                  --          --           --           --         130,625
    Write off of patent                     --          --           --           --          18,724
                                     ---------     -------     --------     --------        --------
TOTAL EXPENSES                          10,978      81,191       23,437      101,992         818,483
                                     ---------     -------     --------     --------        --------

NET GAIN (LOSS)                         91,527     (77,351)      80,503      (93,967)       (638,289)

OTHER COMPREHENSIVE GAIN/(LOSS)
    Unrealized gain/(loss)
       on securities                   115,652          --      220,152       (3,276)        219,831
    Reclassification adjustment
       for realized gain (loss)        (99,984)         --      (99,984)      (1,652)        (99,663)
                                     ---------     -------     --------     --------        --------
OTHER COMPREHENSIVE GAIN (LOSS)         15,668          --      120,168       (4,928)        120,168
                                     ---------     -------     --------     ---------       --------

COMPREHENSIVE INCOME (LOSS)           $ 107,195   $ (77,351)   $ 200,671   $  (98,895)    $ (518,121)
                                     ==========  ==========   ==========   ==========     ==========

NET INCOME (LOSS) PER COMMON SHARE
    Basic and Dilutive               $     .09   $   (0.07)   $      .18   $   (0. 09)    $     (.59)
                                     ==========  ==========   ==========   ==========     ==========


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic and Dilutive               1,140,773   1,140,773    1,140,773     1,104,309        871,911
                                     =========   =========    =========     =========     ==========

                     See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                   Six Months Ended       Amounts from
                                                                        June 30,         January 1, 2000
                                                                                         through June 30,
                                                                   2007           2006        2007
CASH FLOWS FROM OPERATING ACTIVITIES
        Net gain (loss)                                        $   80,503    $   (93,967)    $(638,289)
             Adjustment to reconcile net gain (loss) to
               net cash used in operating activities
             Stock issuance for salary                                 --             --       107,912
             Stock issued for professional services                    --             --        18,200
             Stock options compensation                                --             --       130,625
             Write-off of patent                                       --             --        18,724
             Realized gain on sales of investments                (99,984)        (1,652)     (133,257)
        Changes in assets and liabilities
                  Decrease in note and interest receivable             --             --        50,000
                  Increase in prepaid expenses                         --         (5,000)           --
             Increase/(decrease) in accounts payable
               and accrued expenses                                (2,600)        33,182        90,862
                                                                ---------      ---------     ---------

        Net Cash Used in Operating Activities                     (22,081)       (67,437)     (355,223)
                                                                ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                             (523,582)            --    (1,174,455)
            Proceeds from sale of investments                     312,484         61,224       996,620
                                                               ---------      ---------      ---------

        Net Cash (Used in) Provided by Investing Activities     (211,098)        61,224       (177,825)
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                        --             --          5,625
             Issuance of common stock                                 --        139,200        304,200
                                                               ---------      ---------      ---------

        Net Cash Provided by Financing Activities                     --        139,200        309,825
                                                               ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                 (233,179)       132,987       (223,223)

CASH, BEGINNING OF PERIODS                                       435,167        375,778        425,211
                                                               ---------      ---------      ---------

CASH, END OF PERIODS                                           $ 201,988      $ 508,765      $ 201,988
                                                               =========      =========      =========


Non-cash operating activities:
     Stock issuance for salary in satisfaction of
     accrued salary included in accounts payable and
     accrued expenses                                                 --             --        101,220

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods June 30, 2007 and 2006 and cumulative amounts from January 1, 2000 through June 30, 2007. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Steven N. Bronson, Alan Rosenberg and Louis Meade were appointed to the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified; and Steven N. Bronson was appointed the president, treasurer and secretary of the Subsidiary. Additionally, the Company deposited $50,000 in the Subsidiary's bank account. The Company took the foregoing actions to further its plans to exploit the Patent owned by the Subsidiary. The Company also authorized the spin off of the Subsidiary to the Company's shareholders on a pro rata basis, so that the Subsidiary may be better able to exploit the Patent, by among other things being able to attract financing. On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of the Subsidiary.

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

The accompanying financials statements as of June 30, 2007 and for the three and six month periods then ended include the accounts of the Company and its wholly owned subsidiary.

The Company has accumulated a deficit since reentering the development stage of $638,289 through June 30, 2007. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of June 30, 2007, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


Note 2 - NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.

Note 3 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company's management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on January 1, 2007 (adoption) and on June 30, 2007.

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

NOTE 5 - INVESTMENTS

On April 26, 2007, the Company sold all of its investment (50,000 shares) in Argan, Inc., a publicly traded holding company at an average price of $6.26 for proceeds of approximately $313,000.

On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company at a price of $5.40 per share or $311,082.

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

        Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and nine month periods ended June 30, 2007 and 2006 and the period from January 1, 2000 through June 30, 2007, the Company has earned no revenues other than interest income and income from investments.


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

        On January 31, 2007, the Board of Directors of the Company, among other things, duly appointed officers and directors for the Subsidiary. The following table sets forth the name, age and position of each of the directors, executive officers and significant employees of Bio-Medical as of June 30, 2007. Each director will serve on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of the Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.

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

        As of June 30, 2007, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

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

         On January 12, 2007, the Company, acquired 50,000 shares of Argan, Inc. ("Argan") common stock in a private transaction at a cost of $4.25 per share or an aggregate amount of $212,500.

         On April 26, 2007, the Company sold all of its 50,000 shares of Argan at an average price of $6.26 for proceeds of $312,484.

         On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc. at an average price of $5.40 per share or $311,082. At June 30, 2007 the shares were valued at $431,250.

Results of Operations
---------------------

       For the three months ended June 30, 2007, the Company had revenues from a realized gain on the sale if its investment in Argan Inc., totaling $99,984 and dividend and interest income from investments of $2,520. For the same period the Company incurred general and administrative expenses of $10,978 resulting in a net gain from operations equal to $91,527. General and administrative expenses for the three months ended June 30, 2007 costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

      For the six months ended June 30, 2007, the Company had revenues from a realized gain on the sale if its investment in Argan Inc., totaling $99,984 and dividend and interest income from investments of $3,955. For the same period the Company incurred general and administrative expenses of $23,437 resulting in a net gain from operations equal to $80,503. General and administrative expenses for the six months ended June 30, 2007 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

        During the three months ended June 30, 2007, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of June 30, 2007, the Company had cash on hand in the amount of $201,988 and the Company, held 57,500 shares of Argan, Inc.("Argan") common stock valued at $431,250.

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



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended June 30, 2007, the Company was not a party to any material legal proceedings.


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

10.13 Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

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

14        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith


b) Reports on Form 8-K.

         The Company did not file a current report on Form 8-K, during the quarter ended June 30, 2007.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2007


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