Form 10QSB
period 2007-09-30
RIDGEFIELD ACQUISITION CORP
filed 2007-11-14
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20649


                                  FORM 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 2007.

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

As of November 12, 2007, the Registrant had outstanding 1,140,773 shares of common stock, par value $.001

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

        Consolidated Balance Sheets as of September 30, 2007
             (unaudited) and December 31, 2006 (audited)                  3

        Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2007 and 2006 and Cumulative Amounts
             From January 1, 2000 through September 30, 2007 (unaudited)  4

        Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2007 and 2006 and Cumulative Amounts
             from January 1, 2000 through September 30, 2007 (unaudited)  5

        Notes to Consolidated Financial Statements (unaudited)            6

Item 2. Management Discussion and Analysis or Plan of Operations          9

Item 3. Controls and Procedures                                          14


PART II - OTHER INFORMATION                                              14

Item 1. Legal Proceedings                                                14

Item 6. Exhibits                                                         14

SIGNATURES                                                               16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                  Sept. 30, 2007 Dec. 31, 2006

                                                                    (Unaudited)   (Audited)
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $   192,558  $   435,167

    Investments                                                         575,000  $        --
                                                                    -----------  -----------

TOTAL ASSETS                                                        $   767,558  $   435,167
                                                                   ===========   ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     3,385  $     7,635
                                                                    -----------  -----------
TOTAL CURRENT LIABILITIES                                                 3,385        7,635
                                                                    -----------  -----------

COMMITMENTS AND CONTINGENCIES                                                --           --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares
           Issued - none                                                    --            --
   Common stock, $.001 par value; authorized - 30,000,000 shares
          Issued and outstanding - 1,140,773 shares                      1,141         1,141
    Capital in excess of par value                                    2,093,003    2,093,003
   Accumulated deficit                                                 (947,820)    (947,820)
    Deficit accumulated during the development stage                   (646,069)    (718,792)
    Accumulated other comprehensive gain                                263,918           --
                                                                    -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                              764,173      427,532
                                                                    -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   767,558  $   435,167
                                                                   ===========   ===========

          See accompanying notes to consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                      Three Months Ended         Nine Months Ended     Cumulative Amounts
                                          September 30,            September 30,      from January 1, 2000
                                        2007        2006         2007         2006   through Sept. 30, 2007
REVENUES
    Interest income                  $  1,185     $ 3,501     $  5,140     $   9,874       $  48,120
    Realized gain on investments           --          --       99,984         1,652         133,258
                                     --------     -------     --------     ---------       ---------
TOTAL REVENUES                          1,185       3,501      105,124        11,526         181,378
                                     --------     -------     --------     ---------       ---------
OPERATING EXPENSES
    General and administrative          8,965      29,350       32,402       131,342         678,098
    Employee stock options                 --          --           --            --         130,625
    Write off of patent                    --          --           --            --          18,724
                                     --------     -------     --------     ---------       ---------
TOTAL EXPENSES                          8,965      29,350       32,402       131,342         827,447
                                     --------     -------     --------     ---------       ---------

NET INCOME (LOSS)                      (7,780)    (25,849)      72,723      (119,816)       (646,069)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Unrealized gain/(loss)
       on securities                  143,750          --      363,902        (3,276)        363,582
    Reclassification adjustment
       for realized (gain)/loss            --          --      (99,984)       (1,652)        (99,664)
                                     --------     -------     --------     ---------       ---------
OTHER COMPREHENSIVE INCOME (LOSS)     143,750          --      263,918        (4,928)        263,918
                                     --------     -------     --------     ---------       ---------

COMPREHENSIVE INCOME (LOSS)          $135,970    $(25,849)    $336,641     $(124,744)      $(382,151)
                                     ========    ========     ========     =========       =========

NET INCOME (LOSS) PER COMMON SHARE
    Basic and Dilutive               $  (0.01)   $  (0.02)    $   0.06     $  (0. 11)
                                     ========    ========     ========     =========


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic and Dilutive               1,140,773   1,140,773    1,140,773    1,116,597
                                     =========   =========    =========    =========

                     See accompanying notes to consolidated financial statements

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            Cumulative
                                                                   Nine Months Ended       Amounts from
                                                                      September 30,       January 1, 2000
                                                                                         through Sept. 30,
                                                                   2007           2006         2007
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                      $   72,723     $ (119,816)   $ (646,069)
             Adjustment to reconcile net income (loss)
               to net cash used in operating activities
             Stock issuance for salary                                 --             --       107,912
             Stock issued for professional services                    --             --        18,200
             Stock options compensation                                --             --       130,625
             Write-off of patent                                       --             --        18,724
             Realized gain on sales of investments                (99,984)        (1,652)     (133,257)
        Changes in assets and liabilities
             Decrease in note and interest receivable                 --              --        50,000
             Increase/(decrease) in accounts payable
               and accrued expenses                                (4,250)        (3,018)       89,212
                                                               ----------     ----------    ----------

        Net Cash Used in Operating Activities                     (31,511)      (124,486)     (364,653)
                                                               ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                             (523,582)            --    (1,174,445)
            Proceeds from sale of investments                     312,484         61,224       996,620
                                                               ----------     ----------    ----------

        Net Cash (Used in) Provided by Investing Activities      (211,098)        61,224      (177,825)
                                                               ----------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                         --             --         5,625
             Issuance of common stock                                  --        139,200       304,200
                                                               ----------     ----------    ----------

        Net Cash Provided by Financing Activities                      --        139,200       309,825
                                                               ----------     ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (242,609)        75,938      (232,653)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                   435,167        375,778       425,211
                                                               ----------     ----------    ----------

CASH, END OF PERIODS                                           $  192,558     $  451,716    $  192,558
                                                               ==========     ==========    ==========


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

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods September 30, 2007 and 2006 and cumulative amounts from January 1, 2000 through September 30, 2007. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

Commencing January 1, 2000, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No.7, as it has no principal operations or revenue from operations.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying financials statements as of September 30, 2007 and for the three and nine month periods then ended include the accounts of the Company and its wholly owned subsidiary.

The Company has accumulated a deficit since reentering the development stage of $(646,069) through September 30, 2007. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of September 30, 2007, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


Note 2 - NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.


Note 3 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net
deferred tax assets.   The Company currently provides a valuation allowance
against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company's management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on January 1, 2007 (adoption) and on September 30, 2007.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception - 2006 remain open to examination by the I.R.S. and state authorities.

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


NOTE 5 - INVESTMENTS

Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $575,000 and cumulative unrealized gains of $263,918 at September 30, 2007.

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

       Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three month and nine month periods ended September 30, 2007 and 2006 and the period from January 1, 2000 through September 30, 2007, the Company has earned no revenues other than interest income and income from investments.


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

        On January 31, 2007, the Board of Directors of the Company, among other things, duly appointed officers and directors for the Subsidiary. The following table sets forth the name, age and position of each of the directors, executive officers and significant employees of Bio-Medical as of September 30, 2007. Each director will serve on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of the Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.

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

        As of September 30, 2007, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

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

      On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At September 30, 2007 the shares were valued at $575,000.

Results of Operations
---------------------

For the three months ended September 30, 2007, the Company had dividend and interest income from investments of $1,185. For the same period the Company incurred general and administrative expenses of $8,965 resulting in a net loss from operations equal to $7,780. General and administrative expenses for the three months ended September 30, 2007 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

      For the nine months ended September 30, 2007, the Company had revenues from a realized gain on the sale if its investment in Argan Inc., totaling $99,984 and dividend and interest income from investments of $5,140. For the same period the Company incurred general and administrative expenses of $32,402 resulting in a net gain from operations equal to $72,723. General and administrative expenses for the nine months ended September 30, 2007 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

        During the three months ended September 30, 2007, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of September 30, 2007, the Company had cash and cash equivalents on hand in the amount of $192,558 and the Company held 57,500 shares of Argan, Inc. common stock valued at $575,000.

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



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended September 30, 2007, the Company was not a party to any material legal proceedings.


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

14      Code of Ethics

31*     President's Written Certification Of Financial Statements Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith


b) Reports on Form 8-K.

    The Company did not file a current report on Form 8-K, during the quarter ended September 30, 2007.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 2007


                                     RIDGEFIELD ACQUSITION CORP.


                                     By: /s/ Steven N. Bronson
                                         ---------------------------------------
                                         Steven N. Bronson, President
                                         (Principle Executive Officer),
                                         as Registrant's duly authorized officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number     Description of Document
------     -----------------------

31 President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.