Form 10KSB
period 2007-12-31
RIDGEFIELD ACQUISITION CORP
filed 2008-03-31
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                         Commission File Number 0-16335



                          RIDGEFIELD ACQUISITION CORP.
           ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                         84-0922701
      -----------------------                           -------------------
      (State or other juris-                              (IRS Employer
      diction of incorpora-                             Identification No.)
      tion or organization)


     100 Mill Plain Road, Danbury, Connecticut               06877
     -------------------------------------------          -----------
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

             Yes [X]                            No [ ]

The issuer's revenues for fiscal year ended December 31, 2007 were: $106,238.

As of March 26, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $334,088. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 26, 2008, there were issued and outstanding 1,140,773 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                          RIDGEFIELD ACQUISITION CORP.
                                  FORM 10-KSB


                               Table of Contents
                                                                      Page

PART I                                                                  4

ITEM 1.  DESCRIPTION OF BUSINESS.                                       4

         Employees.                                                     7

         Risk Factors Affecting Operating Results and
         Market Price of Stock.                                         8

ITEM 2.  DESCRIPTION OF PROPERTY.                                      14

ITEM 3.  LEGAL PROCEEDINGS.                                            14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          14

PART II                                                                15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.     15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.    16

ITEM 7.  FINANCIAL STATEMENTS.                                         19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.                          19

ITEM 8A. CONTROLS AND PROCEDURES.                                      19

ITEM 8B. OTHER INFORMATION.                                            19

PART III                                                               20

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORAE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT.                                          20

ITEM 10. EXECUTIVE COMPENSATION.                                       22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                   24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
         DIRECTOR INDEPENDENCE.                                        24

ITEM 13. EXHIBITS.                                                     25

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                       27

SIGNATURES.                                                            27

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

        Following the JOT Transaction the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company determined that it would cease the development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device were written-off by the Company. The Company never derived any revenues from the micro-robotic device.

       Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, for the years ended December 31, 2007 and 2006 and the period from January 1, 2000 through December 31, 2007, the Company has earned no revenues other than interest income and income from investments.

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

        During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly-owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly-owned by the Company ("Bio-Medical" or the "Subsidiary"). In May 2003, the Company transferred the Patent to the Subsidiary in exchange for 5,000,000 shares of the common stock of the Subsidiary.

        On January 31, 2007, the Board of Directors of the Company, among other things, duly appointed officers and directors for the Subsidiary. The following table sets forth the name, age and position of each of the directors, executive officers and significant employees of Bio-Medical as of December 31, 2007. Each director will serve on the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified at the next annual meeting of the Subsidiary's stockholders or until his or her successor has been elected and qualified. The Subsidiary's executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        42     Chairman, President, Treasurer and Secretary
Alan Rosenberg           37     Director
Louis Meade              51     Director

        The Subsidiary does not currently provide any compensation to its officers or directors.

        In March 2006, the Company deposited $50,000 of the Company's assets into the Subsidiary's bank account.

        As of December 31, 2007, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

       The Company took the foregoing action to further its plans to exploit the Patent owned by the Subsidiary. However, there can be no assurances that the Subsidiary will successfully develop and/or exploit the technology covered by the Patent.

The Spin-Off of Bio-Medical
---------------------------

        In furtherance of the Company's plan to exploit the Patent, in April 2006, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly-owned subsidiary Bio-Medical to the Company's shareholders on a pro rata basis. On or about May 30, 2006, the Company mailed to its shareholders of record as of April 28, 2006, an Information Statement containing the information concerning the Company and the Spin Off called for by Regulation 14C under the Securities Exchange Act of 1934. The Information Statement on
Schedule 14C is incorporated herein by reference. To consummate the Spin-Off, Bio-Medical was required to file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical.

        On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of Bio-Medical, based on current market conditions and the risks associated with the business prospects of Bio-Medical.


Investment Strategy
-------------------

        On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company had been earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account.

        In furtherance of the Company's investment strategy, the Company opened a brokerage account with Catalyst Financial LLC ("Catalyst"), a broker-dealer registered with the U.S. Securities and Exchange Commission and a member in good standing with the National Association of Securities Dealers, Inc. Catalyst is owned and controlled by Steven N. Bronson, the Company's President. Catalyst has agreed to charge the Company commissions of no more that $.02 per share with a minimum of $75 per trade on securities transactions. The Board approved the commission structure to be charged by Catalyst. Mr. Bronson abstained from voting on all Board resolutions concerning the Company's investment strategy and the Company's arrangements with Catalyst.

        On January 12, 2007, the Company, acquired 50,000 shares of Argan, Inc. ("Argan") common stock in a private transaction at a cost of $4.25 per share or an aggregate amount of $212,500. On April 26, 2007, the Company sold all of its 50,000 shares of Argan at an average price of $6.26 for proceeds of $312,484.

        On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At December 31, 2007, the Company's 57,500 shares of Argan common stock were valued at $767,625.


Employees
---------

        As of March 26, 2008, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.

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


The Company Has Limited Resources
---------------------------------

         The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2007 and December 31, 2006. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target") or through the Subsidiary's successful exploitation of the Patent. There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis, or that the Subsidiary will derive any revenues from the Patent. The current revenues of the Company may not be sufficient to fund further Acquisitions or the successful development and exploitation of the Patent. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition or exploit the Patent. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

        As of March 26, 2008, Mr. Bronson beneficially owns and controls 1,062,685 shares of common stock of the Company, including options to purchase 150,000 shares of common stock, representing approximately 82.3% of the issued and outstanding shares of common stock and approximately 75.6% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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

There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

         The Company's Certificate of Incorporation authorizes the issuance of 30,000,000 shares of common stock. As of March 26, 2008, the Company had 1,140,773 shares of common stock issued and outstanding and 28,859,227 authorized but unissued shares of common stock available for issuance. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


The Company is Authorized to Issue Preferred Stock
--------------------------------------------------

        RAC's Articles of Incorporation authorizes the designation and issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Colorado, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of preferred stock.


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


We are exposed to risks from recent legislation requiring
companies to evaluate internal control over financial reporting.
----------------------------------------------------------------

         Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to begin to report on the operating effectiveness of the Company's internal control over financial reporting for the year ended December 31, 2007. Carlin, Charron & Rosen, LLP, our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ended December 31, 2009. We must continue an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur expenses and to devote resources to
Section 404 compliance on an ongoing annual basis.

         It is difficult for us to predict how long it will take to complete management's assessment of the effectiveness of our internal control over financial reporting each year and to remediate any deficiencies in our internal control over financial reporting, if any. As a result, we may not be able to complete the assessment and process on a timely basis each year. In the event that our President and Principal Executive officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected.

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


ITEM 3. LEGAL PROCEEDINGS

        There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2007 and December 31, 2006.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2007.

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


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                High ($)              Low ($)
         ------------------              ------------          -----------
           2007
         First Quarter                       3.00                  3.00
         Second Quarter                      3.00                  1.50
         Third Quarter                       1.75                  1.50
         Fourth Quarter                      2.20                  1.50

           2006
         First Quarter                       3.00                  1.75
         Second Quarter                      3.50                  3.50
         Third Quarter                       4.00                  4.00
         Fourth Quarter                      3.00                  3.00


        As of March 26, 2008, the bid and ask price of the Company's common stock was $1.50 and $2.90, respectively.

         (b) HOLDERS. As of March 26, 2008, the Company had approximately 655 shareholders of record of its common stock, $0.001 par value.

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


The Spin-Off of Bio-Medical
---------------------------

        In furtherance of the Company's plan to exploit the Patent, in April 2006, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly-owned subsidiary Bio-Medical to the Company's shareholders on a pro rata basis. On or about May 30, 2006, the Company mailed to its shareholders of record as of April 28, 2006, an Information Statement containing the information concerning the Company and the Spin Off called for by Regulation 14C under the Securities Exchange Act of 1934. The Information Statement on
Schedule 14C is incorporated herein by reference. To consummate the Spin-Off, Bio-Medical was required to file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical.

        On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of Bio-Medical, based on current market conditions and the risks associated with the business prospects of Bio-Medical.


Investment Strategy
-------------------

        On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company had been earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account.

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

        On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At December 31, 2007 the Company's 57,500 shares of Argan common stock were valued at $767,625.

        While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Results of Operations
---------------------

         During the year ended December 31, 2007 ("Fiscal 07"), the Company earned no revenues from operations and generated interest income of $6,254 compared to no revenues from operations and interest income in the amount of $12,770 for the year ended December 31, 2006 ("Fiscal 06").

         During Fiscal 07, the Company incurred expenses of $46,262, a decrease of $107,148 compared to expenses of $153,410 for Fiscal 06. The decrease was due primarily to non-recurring costs and expenses associated with the redomiciling of the Company from Colorado to Nevada and the funding for the proposed spin-off of Bio-Medical Automation, Inc., the Company's wholly- owned subsidiary in 2006. As of December 31, 2007, the Company had investment income of $99,984 and other comprehensive gain of $456,543 based on its investment in securities.

         For Fiscal 07, the Company incurred a net operating gain of $59,976 compared to a net operating loss of $138,988 for Fiscal 06.


Liquidity and Capital Resources
-------------------------------

         During Fiscal 07, the Company satisfied its working capital needs from cash on hand at the beginning of the year, investment income generated from cash and investments and cash proceeds from the sale of common stock (see "Recent Sales of Unregistered Securities" section, below) during the year. As of December 31, 2007, the Company had working capital of $944,051. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity or the development and the exploitation of the Patent. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. The Company or the Subsidiary may also need additional funds to finance the development and exploitation of the Patent. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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


ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-18.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES

   Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our president and principle executive officer, as appropriate to allow timely decisions regarding required disclosure.


Evaluation of disclosure and controls and procedures
----------------------------------------------------

     Evaluation of disclosure and controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB the Company's president and principle executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.


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


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2007. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        42     Chairman, Chief Executive Officer and President
Leonard Hagan            56     Director
Kenneth Schwartz         52     Director


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

      Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Mallory Capital Group, LLC, Empire Asset Management Company, Inc. Fieldstone Services Corp. and Danske Markets, Inc. Mr. Hagan is also a director of 4net Software, Inc., a publicly traded corporation.

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

Meetings and Committees of the Board of Directors
-------------------------------------------------

         During the year ended December 31, 2007, the Board of Directors held 3 meetings. In view of the Company's lack of operations, during the year ended December 31, 2007, the Board of Directors did not form any committees. During the year ended December 31, 2007, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


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

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table(1)

         The following summary compensation table sets forth information Concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers(collectively, the "Named Executive Officers").

Name/Position          Fiscal year Annual Salary    Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President          2007       $0                  0              0
                           2006       $0                  0              0
                           2005       $11,912             0          100,000(2)
                           2004       $48,000             0          150,000(3)

----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

(2) On March 25, 2005, the Company issued to Mr. Bronson options to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16 per share, which was 110% percent of the closing bid price on March 25, 2005. Such options vested immediately and were exercisable for a period of 5 years. These options were exercised by Mr. Bronson on February 24, 2006.

(3) On March 21, 2003, the Company issued options to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65 per share, which was 110% percent of the closing bid price on March 21, 2003. Such options vested immediately and were exercisable for a period of 5 years. These options were not exercised and expired on March 20, 2008.

        On March 25, 2005, the Board of Directors of the Company agreed to pay the accrued salary in the amount of $113,132 to Mr. Bronson through the issuance of 107,745 shares of the Company's common stock at fair market value as of that date.


Option/SAR Grants in Last Fiscal Year

         The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December
31, 2007. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.


                    Number of      Percent of
                    Securities   Total Options/
                    Underlying   SARs Granted to
Name               Options/SARs     Employees        Exercise or      Expiration
                    Granted (#)  in Fiscal Year    Base Price ($/Sh)     Date
------------------  -----------  ---------------  -----------------   ----------

Steven N. Bronson       0             0                   -                -

------------------


        Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

        Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 07 and Fiscal 07 Option Values

         The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2007, by each of the Named Executive Officers.

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


Compensation of Directors
-------------------------

         For the year ended December 31, 2007, no cash compensation was paid to our directors for their services as directors.


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

Name                       Title        Salary/Year       Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President        0             1 year

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of March 26, 2008, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                     Number of       Percent
Name and Address           Company Position        Shares owned      of class
----------------           ----------------        ------------      --------
Steven N. Bronson          Chairman, CEO            912,685(2)        82.3%
                           and President

Kenneth Schwartz           Director                  32,500(3)         2.8%

Leonard Hagan              Director                  15,000           1.3%

All directors and executive
officers a group (3 persons)                        960,185           86.4%
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

(2) This amount also includes 34,211 shares of common stock owned by Mr. Bronson's spouse.

(3) This amount includes 17,500 shares of common stock owned by Dr. Schwartz's spouse, and Dr. Schwartz expressly disclaims beneficial ownership of the shares owned by his spouse.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            AND DIRECTOR INDEPENDENCE.

        Steven N. Bronson is the President of Catalyst Financial LLC f/k/a Catalyst Financial Corp. ("Catalyst"), a full service securities brokerage and investment banking firm. Since March 25, 1999, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company to Catalyst during the year ended December 31, 2007.

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

         On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide sub-paragraph 3.(A)(entitled Monthly Fee) of the M&A Advisory Agreement shall be amended to provided that monthly fee payable by the Company to Catalyst Financial during the one year period from February 1, 2006 though January 31, 2007 shall be increased from $1,000 per month to $5,000 per month. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 to Catalyst Financial on the first day of each month commencing on February 1, 2007 and continuing through March 1, 2008. A copy of the Addendum to the M&A Advisory Agreement is attached hereto as Exhibit 10.18 and is incorporated herein by reference.


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

31*      President's Written Certification Of Financial Statements Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------
*    Filed herewith

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

         The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $9,100 for 2007 and 2006.


Audit-Related Fees.
------------------

         None.


Tax Fees.
--------

         The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $900 for fiscal years 2007 and 2006.


All Other Fees.
--------------

         None.

         The audit committee approved the engagement of Carlin, Charron & Rosen, LLP in the preparation of the Company's tax returns for fiscal year 2007.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008

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



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 28, 2008
of the Board of Directors
Principal Executive Officer
March 28, 2008



/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 28, 2008

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

32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           Page

Report of Independent Registered Public Accounting Firm                    F - 2

Consolidated Balance Sheet
       December 31, 2007                                                   F - 3

Consolidated Statements of Operations and Comprehensive Income (Loss)
       Years Ended December 31, 2007 and 2006
       and Cumulative Amounts from January 1, 2000 to December 31, 2007    F - 4

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2007 and 2006 and Cumulative Amounts
       from January 1, 2000 to December 31, 2007                           F - 5

Consolidated Statements of Cash Flows
       Years Ended December 31, 2007 and 2006
       and Cumulative Amounts from January 1, 2000 to December 31, 2007    F - 7

Notes to Consolidated Financial Statements                                 F - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Shareholders and Board of Directors of Ridgefield Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. and subsidiary (the "Company") as of December 31, 2007, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from January 1, 2000 to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from January 1, 2000 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin Charron & Rosen LLP

Glastonbury, Connecticut
March 28, 2008

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2007


                                     ASSETS


CURRENT ASSETS

Cash and cash equivalents                                           $   186,287

 Investments                                                            767,625

                                                                    -----------
       Total Assets                                                 $   953,912
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $     9,861
                                                                    -----------

       Total Current Liabilities                                          9,861
                                                                    -----------


STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value; authorized - 5,000,000 shares;
         Issued and outstanding - none                                       --
  Common stock - $.001 par value; authorized - 30,000,000 shares;
         Issued and outstanding - 1,140,773 shares                        1,141
   Capital in excess of par value                                     2,093,003
  Accumulated deficit                                                  (947,820)
   Deficit accumulated during the development stage                    (658,816)
   Accumulated other comprehensive gain                                 456,543
                                                                    -----------
  Total Stockholders' Equity                                            944,051
                                                                    -----------

       Total Liabilities and Stockholders' Equity                   $   953,912
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                              Cumulative
                                                                             Amounts from
                                                          Years Ended       January 1, 2000
                                                          December 31,      to December 31,
                                                       2007         2006         2007
REVENUES
     Interest income                                $   6,254    $  12,770    $  49,234
      Realized gain on investments                     99,984        1,652      133,258
                                                    ---------    ---------    ---------
        Total Revenues                                106,238       14,422      182,492
                                                    ---------    ---------    ---------

OPERATING EXPENSES
    General and administrative                         46,262      153,410      691,959
    Employee stock options                                 --           --      130,625
    Write-off of patent                                    --           --       18,724
                                                    ---------    ---------    ---------
       Total Expenses                                  46,262      153,410      841,308
                                                    ---------    ---------    ---------

NET INCOME (LOSS)                                      59,976     (138,988)   (658,816)
                                                    ---------    ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on investments             556,527       (3,276)     556,206
    Reclassification adjustment for realized
       gain/loss                                      (99,984)      (1,652)     (99,663)
                                                    ---------    ---------    ---------
   Other comprehensive income (loss)                  456,543       (4,928)     456,543
                                                    ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS)                         $ 516,519    $(143,916)   $(202,273)
                                                    =========    =========    =========


NET INCOME (LOSS) PER COMMON SHARE
    Basic                                           $     .05    $   (0.12)
                                                    =========    =========
    Dilutive                                        $     .05    $   (0.12)
                                                    =========    =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                           1,140,773    1,122,691
                                                    =========    =========
    Dilutive                                        1,290,773    1,122,691
                                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               (Deficit)
                                                                                              Accumulated  Accumulated
                               Common Stock     Capital in                                      During        Other
                             -----------------  Excess of    Note      Deferred   Accumulated Development Comprehensive
                             Shares     Amount  Par Value Receivable Compensation  Deficit       Stage    Income/(Loss) Totals
                             ------     ------  --------- ---------- ------------ ----------- ----------- ------------- ------
Balance, January 1, 2000     643,128   $ 64,313 $1,312,049 $      --  $      --    ($947,820)   $      --   $      --  $428,542
                             =======   ======== ========== =========  =========    =========    =========   =========  ========
Issuance of common stock to
officer for deferred
compensation, valued at $.75
per share                     64,000      6,400     41,600        --    (48,000)          --           --          --        --
Deferred compensation earned      --         --         --        --     37,000           --           --          --    37,000
Net (loss)                        --         --         --        --         --           --    ($108,400)         --  (108,400)
                             -------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------
Balance, December 31, 2000   707,128   $ 70,713 $1,353,649        --    (11,000)    (947,820)    (108,400)         --   357,142
                             =======   ======== ========== =========  =========    =========    =========   =========  ========
Issuance of common stock to
officerfor deferred
compensation, valued at $1.25
per share                     38,400      3,840     44,160        --    (48,000)          --           --          --        --
Deferred compensation earned      --         --         --        --     48,000           --           --          --    48,000

Issuance of common stock for
services, valued at $1.82
per share                     10,000      1,000     17,200        --         --           --           --          --    18,200
Exercise of common stock
warrants for cash at $.75
per share                      7,500        750      4,875        --         --           --           --          --     5,625
Exercise of common stock
warrants at $1.00 per share   50,000      5,000     45,000   (50,000)        --           --           --          --        --
Net (loss)                        --         --         --        --         --           --      (92,773)         --    92,773
                             -------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------
Balance, December 31, 2001   813,028     81,303  1,464,884   (50,000)   (11,000)    (947,820)    (201,173)         --   336,194
                             =======   ======== ========== =========  =========    =========    =========   =========  ========
Deferred compensation earned      --         --         --        --     11,000           --          --           --    11,000
Repayment of note receivable      --         --         --    50,000         --           --          --           --    50,000
Stock options issued as
compensation                      --         --    130,625        --         --           --          --           --   130,625
Net (loss)                        --         --         --        --         --           --     (204,136)         --  (204,136)
                             -------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------
Balance, December 31, 2002   813,028   $ 81,303 $1,595,509        --         --    ($947,820)   ($405,309)         --  $323,683
                             =======   ======== ========== =========  =========    =========    =========   =========  ========
Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                       --         --         --        --         --           --           --      (2,095)   (2,095)
Net Loss                          --         --         --        --         --           --      (86,787)         --   (86,787)
                             -------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------
Balance, December 31, 2003   813,028   $ 81,303 $1,595,509        --         --    ($947,820)   ($492,096)    ($2,095)  234,801
                             =======   ======== ========== =========  =========    =========    =========   =========  ========

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

                                                                                              Accumulated  Accumulated
                               Common Stock     Capital in                                      During        Other
                             -----------------  Excess of    Note      Deferred   Accumulated Development Comprehensive
                             Shares     Amount  Par Value Receivable Compensation  Deficit       Stage    Income/(Loss) Totals
                             ------     ------  --------- ---------- ------------ ----------- ----------- ------------- ------
Balance, December 31, 2003   813,028   $ 81,303 $1,595,509        --         --    ($947,820)   ($492,096)    ($2,095)  234,801
                           =========   ======== ========== =========  =========    =========    =========   =========  ========

Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                       --         --         --        --         --           --           --       6,092     6,092
Net Loss                          --         --         --        --         --           --      (48,260)         --   (48,260)
                           ---------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------

Balance, December 31, 2004   813,028   $ 81,303 $1,595,509        --         --    ($947,820)   ($540,356)     $3,997  $192,633
                           =========   ======== ========== =========  =========    =========    =========   =========  ========
Issuance of Common Stock     207,745     20,774    257,358        --         --           --           --          --   278,132
Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                       --         --         --       --          --           --           --         931       931
Net Loss                          --         --         --       --          --           --      (39,448)         --   (39,448)
                           ---------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------

Balance, December 31, 2005 1,020,773   $102,077 $1,852,867        --         --    ($947,820)   ($579,804)     $4,928  $432,248
                           =========   ======== ========== =========  =========    =========    =========   =========  ========

Issuance of Common Stock
  - stock options exercised  120,000     12,000    127,200        --         --           --           --          --   139,200
Change in Par Value               --   (112,936)   112,936        --         --           --           --          --        --
Other Comprehensive
Income/Loss
  Changes in unrealized
  gain/loss                       --         --         --        --         --           --           --      (4,928)    (4,928)
Net Loss                          --         --         --        --         --           --     (138,988)         --  (138,988)
                           ---------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------

Balance, December 31, 2006 1,140,773   $  1,141 $2,093,003        --         --    ($947,820)   ($718,792)         --  $427,532
                           =========   ======== ========== =========  =========    =========    =========   =========  ========
Other Comprehensive
Income
  Changes in unrealized
  Gain                            --         --         --        --         --           --           --     456,543   456,543
Net Income                        --         --         --        --         --           --       59,976          --    59,976
                           ---------   -------- ---------- ---------  ---------    ---------    ---------   ---------  --------

Balance, December 31, 2007 1,140,773   $  1,141 $2,093,003        --         --    ($947,820)   ($658,816)   $456,543  $944,051
                           =========   ======== ========== =========  =========    =========    =========   =========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 Amounts from
                                                                               Years Ended    January 1, 2000 to
                                                                               December 31,       December 31,
                                                                            2007        2006          2007
CASH FLOWS FROM OPERATING ACTIVITES
     Net income (loss)                                                   $  59,976   $(138,988)   $(658,816)
     Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Stock issuance for salary                                             --          --      107,912
         Stock issuance for professional services                               --          --       18,200
          Stock options compensation                                            --          --      130,625
          Realized gain on investments                                     (99,984)     (1,652)    (133,257)
          Write-off of patent                                                   --          --       18,724

          Changes in assets and liabilities
           Decrease in note and interest receivable                             --          --       50,000
           Increase/(decrease) in accounts payable and accrued expenses      2,226        (395)      95,688
                                                                         ---------   ---------    ---------

          Net cash used in operating activities                            (37,782)   (141,035)    (370,924)
                                                                         ---------   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of investments                                       (523,582)         --   (1,174,445)
           Proceeds from sales of investments                              312,484      61,224      996,620
                                                                         ---------   ---------    ---------

     Net cash (used in) provided by investing activities                  (211,098)     61,224     (177,825)
                                                                         ---------   ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of common stock warrants                                          --          --        5,625
    Issuance of common stock                                                    --     139,200      304,200
                                                                         ---------   ---------    ---------
    Net cash provided by financing activities                                   --     139,200      309,825
                                                                         ---------   ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (248,880)     59,389     (238,924)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               435,167     375,778      425,211
                                                                         ---------   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 186,287   $ 435,167    $ 186,287
                                                                         =========   =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2007 AND 2006 AND
          CUMULATIVE AMOUNTS FROM JANUARY 1, 2000 TO DECEMBER 31, 2007



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

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Ridgefield Acquisition Corp. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1983. Effective June 23, 2006, the Company was reincorporated under the laws of the State of Nevada through the merger of the Company with a wholly-owned subsidiary of the Company. The Company had been engaged in the design, manufacture and marketing of robotic workstations for the electronics industry, including routing and depaneling workstations predominately to entities in North America and the Pacific Rim. In November 1998, the Company entered into an Asset Purchase Agreement (the "JOT Agreement") with JOT Automation, Inc. (JOT) a wholly-owned Texas subsidiary of JOT Automation Group OYJ, a Finnish corporation. Pursuant to the agreement, the Company sold JOT all of its assets relating to its depaneling and routing business in exchange for $920,000 and the assumption of the operating liabilities related to the Company's business assets. The sale was completed on March 9, 1999.

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

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly-owned subsidiary. All inter-company transactions have been eliminated in consolidation.

         The accompanying financials statements as of December 31, 2007 and 2006 and the years then ended include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

         The Company has accumulated a deficit since reentering the development stage of $658,816 through December 31, 2007. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of December 31, 2007, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


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


         INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted loss per share for 2006 since the inclusion of potentially dilutive convertible equity instruments would be anti-dilutive.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

         OTHER COMPREHENSIVE INCOME (LOSS)

         The Company accounts for its marketable securities in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement requires that financial statements report unrealized holding gains on marketable securities as a component of other comprehensive income (loss).

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

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term nature of these financial instruments. Investments are carried at fair value which is determined using quoted market prices.


         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company maintains cash and cash equivalents accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The investments are concentrated in one company stock at December 31, 2007, which are subject to risks of the market as a whole.


         NEW ACCOUNTING STANDARDS

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS 141, "Business Combinations." SFAS 141(R) retains the underlying concerpts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective bases for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amend SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NEW ACCOUNTING STANDARDS (continued)

         In December 2007, the FASB issued Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate for the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). The statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. This new statement will not have a significant impact on the Company's financial statements.

         In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating this new Issue and anticipate that the Issue will not have a significant impact on the consolidated financial statements.

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

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("SFAS No. 109"). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions were effective for the Company beginning in the first quarter of 2007. Adoption of this statement did not have a material impact on the Company's consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF ACCOUNTING / GOING CONCERN

         The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $947,820 through December 31, 1999 and has incurred a deficit since re- entering the development stage, effective January 1, 2000, of $658,816. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2007, the Company has no principal operations or revenue producing activities.

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


NOTE 3 - INVESTMENTS

         Investments are classified as available-for-sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $767,625 and cumulative unrealized gains of $456,543 at December 31, 2007.

         On April 26, 2007, the Company sold all of its investment (50,000 shares) in Argan, Inc., a publicly traded holding company at an average price of $6.26 for proceeds of approximately $313,000.


NOTE 4 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         Common shares issued for non-cash consideration are valued at the trading price of the Company's common stock as of the date the shares are approved for issuance.

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


         The status of outstanding options granted by the Company is as follows:

                                                             No.   Weighted Avg.
                                                             of      Exercise
                                                           Shares     Price

           Options Outstanding - December 31, 2003         150,000     1.65
                                   (150,000 exercisable)   -------

           Options Granted in 2004 -                           -         -

           Options Exercised in 2004 -                         -         -

           Options Forfeited in 2004 -                         -         -
                                                           -------

           Options Outstanding - December 31, 2004         150,000     1.65
                                    (150,000 exercisable)  -------

           Options Granted in 2005 -                       120,000     1.16

           Options Exercised in 2005 -                         -         -

           Options Forfeited in 2005 -                         -         -
                                                           -------

           Options Outstanding - December 31, 2005         270,000     1.43
                                    (270,000 exercisable)  -------


           Options Granted in 2006 -                           -         -

           Options Exercised in 2006 -                    (120,000)    1.16

           Options Forfeited in 2006 -                         -         -
                                                           -------

           Options Outstanding - December 31, 2006         150,000     1.65
                                    (150,000 exercisable)  -------

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)


         OPTIONS


           Options Granted in 2007 -                           -         -

           Options Exercised in 2007 -                         -         -

           Options Forfeited in 2007 -                         -         -
                                                           -------

           Options Outstanding - December 31, 2007         150,000     1.65
                                    (150,000 exercisable)  -------


         At December 31, 2007, the number of options exercisable was 150,000, the weighted average exercise price of these options was $1.65, and the weighted average remaining contractual life of the options was 0.25 years.

         At December 31, 2006, the number of options exercisable was 150,000, the weighted average exercise price of these options was $1.65, and the weighted average remaining contractual life of the options was 1.25 years.

         Subsequent Event

         The 150,000 options were not exercised and expired on March 20, 2008.


NOTE 5 - INCOME TAXES

         At December 31, 2007, the Company has Federal net operating loss carryforwards totaling approximately $1,100,000, that may be offset against future taxable income ratably through 2027. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $410,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Therefore, there is no current or deferred tax expense for the years ended December 31, 2007 and 2006.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.


NOTE 6 - Spin-Off of Subsidiary

         On April 18, 2006, the Board of Directors of the Company also voted to authorize the spin-off of 100% of the Company's wholly-owned subsidiary Bio-Medical Automation, Inc. to the Company's shareholders as of April 28, 2006 on a pro rata basis (the "Spin-Off").

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Spin-Off of Subsidiary (continued)

         To consummate the Spin-Off, the Company planned to distribute all of the issued and outstanding shares of Bio-Medical Automation, Inc., which were currently held by the Company, as a stock dividend to the shareholders of the Company. Each shareholder of the Company would have received one (1) share of Bio-Medical Automation, Inc. for each one (1) share of the Company owned by such shareholder as of April 28, 2006. The Spin-Off did not require the approval of the Company's shareholders. The shares of Bio-Medical Automation, Inc. that would have issued to the shareholders of the Company in the Spin-Off would have been restricted securities and they would not have been able to be sold unless they were registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 ("Exchange Act") or subject to an available exemption thereunder. Prior to the Spin-Off, the Company had planned to mail to its shareholders of record as of April 28, 2006, all of the information called for by Regulation 14C under the Exchange Act. In conjunction with the Spin-Off Bio-Medical Automation, Inc. would have filed a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical Automation, Inc. under the Exchange Act.

         On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of Bio-Medical, based on current market conditions and the risks associated with the business prospects of Bio-Medical.


NOTE 7 - RELATED PARTY TRANSACTIONS

         In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement is for a three year period, terminating November, 2004. On March 25, 2005, the Board of Directors approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement") between the Company and Catalyst Financial LLC ("Catalyst") for a period of three (3) years commencing on April 1, 2005 and modified the M&A Advisory Agreement to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement

         On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide sub-paragraph 3.(A)(entitled Monthly Fee) of the M&A Advisory Agreement shall be amended to provided that monthly fee payable by the Company to Catalyst Financial during the one year period from February 1, 2006 through January 31, 2007 shall be increased from $1,000 per month to $5,000 per month. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 to Catalyst Financial on the first day of each month commencing on February 1, 2007 and continuing through March 1, 2008. The M&A Advisory Agreement terminates on March 31, 2008.

         The President's employment agreement is renewable annually for one year at an annual salary of $48,000. During 2003, the President was granted options to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years. The options were not exercised and expired on March 20, 2008. On March 25, 2005, the Board of Directors renewed the President's employment agreement through March 23, 2006 with the modification that the President will no longer receive an annual salary. The Board also agreed to pay the President's accrued salary of $113,132 through the issuance of 107,745 shares at fair value of the Company's common stock as of that date.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

         On March 25, 2005, the Company issued options to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16 per share, which was 110% percent of the closing bid price on March 25, 2005, to Leonard Hagan one of the Company's independent directors, for his services to the Company. On March 25, 2005, the Company issued options to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16 per share, which was 110% percent of the closing bid price on March 25, 2005, to Kenneth Schwartz one of the Company's independent directors, for his services to the Company. Such options are exercisable for a period of 5 years commencing on March 25, 2005. On March 25, 2005, the Company issued to Steven N. Bronson, the Company's President, options to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16 per share, which was 110% percent of the closing bid price on March 25, 2005. All of the above described options are exercisable for a period of 5 years and resulted in no expense to the Company.

         On February 24, 2006, Steven N. Bronson, the Company's Chairman and President exercised options to purchase 100,000 shares of the Company's common stock at the purchase price of $1.16 per share. Based on this exercise the Company received proceeds of $116,000.

         On February 24, 2006, Leonard Hagan, a director of the Company exercised options to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16 per share. Based on this exercise the Company received proceeds of $11,600.

         On February 24, 2006, Kenneth Schwartz, a director of the Company exercised options to purchase 10,000 shares of the Company's common stock at the purchase price of $1.16 per share. Based on this exercise the Company received proceeds of $11,600.

         The Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office in 2007 and 2006. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices in 2007 and 2006. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.


NOTE 8 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2007 and 2006.