Form 10-Q
period 2008-03-31
RIDGEFIELD ACQUISITION CORP
filed 2008-05-15
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2008.

          OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

          For the transition period from              to
                                          -----------    ----------

                         Commission File No. -- 0-16335


                          Ridgefield Acquisition Corp.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


             Nevada                                       84-0922701
-------------------------------                     ----------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer [ ]                Accelerated filer         [ ]

     Non-accelerated filer   [ ]                Smaller reporting company [X]



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of May 12, 2008, the issuer had 1,140,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.
                         (A Development Stage Company)
                                  FORM 10-QSB



                                                                        Page

PART I - FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of March 31, 2008
                 (unaudited) and December 31, 2007 (audited)              3

         Consolidated Statements of Operations and
                  Comprehensive Loss for the Three Months Ended
                 March 31, 2008 and 2007, Cumulative Amounts from
                  January 1, 2000 through March 31, 2008 (unaudited)      4

         Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2008 and 2007, Cumulative Amounts
                 from January 1, 2000 through March 31, 2008 (unaudited)  5

         Notes to Consolidated Financial Statements                       6


Item 2.  Management Discussion and Analysis or Plan of Operations        10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       13

Item 4T. Controls and Procedures                                         13


PART II - OTHER INFORMATION                                              14

Item 1.  Legal Proceedings                                               14

Item 6. Exhibits                                                         14

SIGNATURES                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2008 Dec. 31, 2007

                                                                     (Unaudited)  (Audited)
                                                                     -----------  -----------
                                       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $   180,346  $   186,287

    Investments                                                          789,475  $   767,625
                                                                     -----------  -----------

TOTAL ASSETS                                                         $   969,821  $   953,912
                                                                     ===========  ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $     9,611  $     9,861
                                                                     -----------  -----------
TOTAL CURRENT LIABILITIES                                                  9,611        9,861
                                                                     -----------  -----------

COMMITMENTS AND CONTINGENCIES                                                 --           --

STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value; authorized - 5,000,000 shares
           Issued - none                                                      --           --
    Common Stock, $.001 par value; authorized - 30,000,000 shares
          Issued and outstanding - 1,140,773 shares                        1,141        1,141
    Capital in excess of par value                                     2,093,003    2,093,003
    Accumulated deficit                                                 (947,820)    (947,820)
    Deficit accumulated during the development stage                    (664,507)    (658,816)
    Accumulated other comprehensive gain                                 478,393      456,543
                                                                     -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                               960,210      944,051
                                                                     -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   969,821   $   953,912
                                                                    ===========   ===========

          See accompanying notes to consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                             Three Months Ended      Cumulative Amounts
                                                  March 31,         from January 1, 2000
                                             2008           2007   through March 31, 2008
                                          ---------      --------- ----------------------
REVENUES
        Interest income                   $     901      $   1,434        $  50,135
        Realized gain on investments             --             --          133,258
                                          ---------      ---------        ---------
TOTAL REVENUES                                  901          1,434          183,393
                                          ---------      ---------        ---------
OPERATING EXPENSES

        General and administrative            6,592         12,458          698,551
        Employee stock options                   --             --          130,625
        Write off of patent                      --             --           18,724
                                          ---------      ---------        ---------
TOTAL EXPENSES                                6,592         12,458          847,900
                                          ---------      ---------        ---------

NET LOSS                                     (5,691)       (11,024)        (664,507)

OTHER COMPREHENSIVE INCOME/(LOSS)
     Unrealized gain on securities           21,850        104,500          578,056
     Reclassification adjustment
      for realized income/loss                   --             --          (99,663)
                                          ---------      ---------        ---------
OTHER COMPREHENSIVE INCOME                   21,850        104,500          478,393
                                          ---------      ---------        ---------

COMPREHENSIVE INCOME/(LOSS)               $ 16,159      $   93,476       $ (186,114)
                                          =========      =========        =========

NET LOSS PER COMMON SHARE
          Basic and Dilutive              $   (0.01)     $   (0.01)      $    (0.21)
                                          =========      =========       ==========


WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING
         Basic and Dilutive               1,140,773      1,140,773          896,095
                                          =========      =========        =========

          See accompanying notes to consolidated financial statements

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Cumulative
                                                                  Three Months Ended     Amounts from
                                                                       March 31,        January 1, 2000
                                                                                       through March 31,
                                                                  2008          2007         2008
                                                               ---------    ---------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                              $  (5,691)     $ (11,024)    $(664,507)
             Adjustment to reconcile net loss to net cash
              used in operating activities
             Stock issuance for salary                               --             --       107,912
             Stock issued for professional services                  --             --        18,200
             Stock options compensation                              --             --       130,625
             Write-off of patent                                     --             --        18,724
             Realized gain on investments                            --             --      (133,257)
        Changes in assets and liabilities
             Decrease in note and interest receivable                --             --        50,000
             Increase (Decrease) in accounts payable and
                  accrued expenses                                 (250)         3,150        95,438
                                                              ---------      ---------     ---------
        Net Cash Used in Operating Activities                    (5,941)        (7,874)     (376,865)

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                                 --       (212,500)   (1,174,445)
            Proceeds from sale of investments                        --             --       996,620
                                                              ---------      ---------     ---------

        Net Cash Used in Investing Activities                        --       (212,500)     (177,825)
                                                              ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                       --             --         5,625
                  Issuance of common stock                           --             --       304,200
                                                              ---------      ---------     ---------

        Net Cash Provided by Financing Activities                    --             --       309,825
                                                              ---------      ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (5,941)      (220,374)     (244,865)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                 186,287        435,167       425,211
                                                              ---------      ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                     $ 180,346      $ 214,793     $ 180,346
                                                              =========      =========     =========

         See accompanying notes to consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, of a normal recurring nature, which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods March 31, 2008 and 2007 and cumulative amounts from January 1, 2000 through March 31, 2008. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly-owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Steven N. Bronson, Alan Rosenberg and Louis Meade were appointed to the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified; and Steven N. Bronson was appointed the president, treasurer and secretary of the Subsidiary. Additionally, the Company deposited $50,000 in the Subsidiary's bank account. The Company took the foregoing actions to further its plans to exploit the Patent owned by the Subsidiary. The Company also authorized the spin off of the Subsidiary to the Company's shareholders on a pro rata basis, so that the Subsidiary may be better able to exploit the Patent, by among other things being able to attract financing. On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of the Subsidiary.

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

The accompanying financials statements as of March 31, 2008 and for the three months then ended include the accounts of the Company and its wholly-owned subsidiary.

The Company has accumulated a deficit since reentering the development stage of $(664,507) through March 31, 2008. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2008, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


Note 2 - NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.


Note 3 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net
deferred tax assets.   The Company currently provides a valuation allowance
against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company's management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on January 1, 2007 (adoption) and on March 31, 2008.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception - 2007 remain open to examination by the I.R.S. and state authorities.

We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.


NOTE 4 - RELATED PARTY TRANSACTIONS

In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement was for a three year period and terminated November, 2004. On March 25, 2005, the Board of Directors approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement")for a period of three (3) years commencing on April 1, 2005. The M&A Advisory Agreement was also modified to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement. On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide that the monthly retainer fee be increased from $1,000 per month to $5,000 per month from February 1, 2006 through January 31, 2007. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 through March 1, 2008. The M&A Advisory Agreement expired by its terms on March 31, 2008.

On March 28, 2006, the Company entered into a new employment agreement with Mr. Bronson, that provides Mr. Bronson will serve as President of the Company without an annual salary.


NOTE 5 - INVESTMENTS

Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $789,475 and cumulative unrealized gains of $478,393 at March 31, 2008.

NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The adoption of SFAS No. 157 did not have a material effect on the carrying values of the Company's assets.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity- specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset liability.

Marketable Equity Securities

Currently, the Company owns 57,500 shares of common stock of Argan, Inc. (Note
5). The valuation of such stock is based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

Money Market Funds

Cash and cash equivalents include money market accounts valued at $178,484.

The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008:

                                                                   Balance at
                                Level 1    Level 2    Level 3    March 31, 2008
                                -----------------------------------------------
Assets

Marketable Equity Securities   $789,475    $   --     $    --       $789,475

Money Market Funds             $178,484    $   --     $    --       $178,484

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of March 31, 2008.

Item 2. Management Discussion and Analysis or Plan of Operation


Forward Looking Statements Disclosure
-------------------------------------

        This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

        The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

       Ridgefield Acquisition Corp. (the "Company") was incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly- owned subsidiary formed under the laws of the State of Nevada ("RAC-NV"), pursuant to a plan of merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

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

       Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three months ended March 31, 2008 and 2007 and the period from January 1, 2000 through March 31, 2008, the Company has earned no revenues other than interest income and income from investments.


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

        On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At March 31, 2008 the Company's 57,500 shares of Argan common stock were valued at $789,475.

        While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Results of Operations
---------------------

       For the three months ended March 31, 2008, the Company has not earned any revenues, except for interest income of $901. For the same period the Company incurred general and administrative expenses of $6,592 resulting in a net loss from operations equal to $5,691. General and administrative expenses for the three months ended March 31, 2008 costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

        During the three months ended March 31, 2008, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of March 31, 2008, the Company had cash and cash equivalents on hand in the amount of $180,346 and the Company, held 57,500 shares of Argan, Inc.("Argan") common stock valued at $789,475.

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


Item 3. Quantitative and Qualitative Disclosure about Market Risk

         A smaller reporting company is not required to provide the information required by this Item.


Item 4T. Controls and Procedures

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended March 31, 2008, the Company was not a party to any material legal proceedings.


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

Dated: May 15, 2008


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