Form 10KSB/A
period 2007-12-31
RIDGEFIELD ACQUISITION CORP
filed 2008-08-06
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                         Commission File Number 0-16335



                          RIDGEFIELD ACQUISITION CORP.
           ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                         84-0922701
      -----------------------                           -------------------
      (State or other juris-                              (IRS Employer
       diction of incorpora-                            Identification No.)
       tion or organization)


    100 Mill Plain Road, Danbury, Connecticut                  06877
    -----------------------------------------               ----------
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


As of July 23, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $334,088. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of July 23, 2008, there were issued and outstanding 1,140,773 shares of the registrant's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                                EXPLANATORY NOTE

       This Form 10-KSB/A is being filed by Ridgefield Acquisition Corp.
(the "Company") to amend the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 that was initially filed with the Securities and Exchange Commission (the "SEC") on March 31, 2008.

       This Form 10-KSB/A amends only Item 8A of Part II of the Form 10-KSB (the "Amended Item"). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Amended Item has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Principal Executive Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A as Exhibits 31 and 32.


Item 8A (T). Controls and Procedures.

Disclosure Controls and Procedures
----------------------------------

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.


Evaluation of disclosure and controls and procedures
----------------------------------------------------

       Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB the Company's principle executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.


Management's Annual Report on
Internal Control over Financial Reporting
-----------------------------------------

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.


       The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of December 31, 2007, the Company's procedures of internal control over financial reporting was effective.

       Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

       This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

        This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

       There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2008

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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Steven N. Bronson                       /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       August 4, 2008
of the Board of Directors
Principal Executive Officer
August 4, 2008


/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
August 4, 2008

                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number       Description of Document
------       -----------------------

31 President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.