Form 10-Q
period 2008-06-30
RIDGEFIELD ACQUISITION CORP
filed 2008-08-14
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2008

          OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from             to
                                         -----------    ----------

                         Commission File Number: 0-16335


                          Ridgefield Acquisition Corp.
       -----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             Nevada                                       84-0922701
-------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                100 Mill Plain Road, Danbury, Connecticut 06811
           ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (203) 791-3871
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]                Accelerated filer         [ ]

     Non-accelerated filer   [ ]                Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of August 12, 2008, the issuer had 1,152,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.
                         (A Development Stage Company)
                                   FORM 10-Q



                                                                        Page

PART I - FINANCIAL INFORMATION                                            3

Item 1. Financial Statements                                              3

        Consolidated Balance Sheets as of June 30, 2008
              (unaudited) and December 31, 2007 (audited)                 3

         Consolidated Statements of Operations and
              Comprehensive Income (Loss) for the Three and Six
              Months Ended June 30, 2008 and 2007 and Cumulative
              Amounts From January 1, 2000 through June 30, 2008          4

         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2008 and 2007 and Cumulative Amounts from
              January 1, 2000 through June 30, 2008                       5

         Notes to Interim Consolidated Financial Statements               6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    11

Item 3. Quantitative and Qualitative Disclosure about Market Risk        14

Item 4T. Controls and Procedures                                         14

PART II - OTHER INFORMATION                                              15

Item 1. Legal Proceedings                                                15

Item 5. Other Information                                                15

Item 6. Exhibits                                                         16

SIGNATURES                                                               17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2008 Dec. 31, 2007

                                                                    (Unaudited)   (Audited)
                                       ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   165,544  $   186,287

    Investments                                                         795,800  $   767,625
                                                                    -----------  -----------

TOTAL ASSETS                                                        $   961,344  $   953,912
                                                                    ===========  ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     3,360  $     9,861
                                                                    -----------  -----------
TOTAL CURRENT LIABILITIES                                                 3,360        9,861
                                                                    -----------  -----------

COMMITMENTS AND CONTINGENCIES                                                --           --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares,
           Issued - none                                                     --           --
   Common stock, $.001 par value; authorized - 30,000,000 shares,
          Issued and outstanding - 1,146,773 on June 30, 2008
          and 1,140,773 shares on December 31, 2008                       1,147        1,141
   Capital in excess of par value                                     2,101,997    2,093,003
    Accumulated deficit                                                (947,820)    (947,820)
    Deficit accumulated during the development stage                   (682,058)    (658,816)
    Accumulated other comprehensive gain                                484,718      456,543
                                                                    -----------  -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    957,984      944,051
                                                                    -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $   961,344  $   953,912
                                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                      Three Months Ended         Six Months Ended     Cumulative Amounts
                                           June 30,                  June 30,        from January 1, 2000
                                     2008           2007         2008         2007   through June 30, 2008
                                     -------------------         -----------------   ---------------------
REVENUES
   Investment income                 $     720    $  2,520     $  1,621     $  3,955       $  50,855
   Realized gain on investments             --      99,984           --       99,984         133,258
                                     ---------    --------     --------     --------       ---------
TOTAL REVENUES                             720     102,505        1,621      103,939         184,113
                                     ---------    --------     --------     --------       ---------
OPERATING EXPENSES
   General and administrative           18,271      10,978       24,863       23,437         716,822
   Employee stock options                   --          --           --           --         130,625
   Write-off of patent                      --          --           --           --          18,724
                                     ---------    --------     --------     --------       ---------
TOTAL EXPENSES                          18,271      10,978       24,863       23,437         866,171
                                     ---------    --------     --------     --------       ---------

NET (LOSS) INCOME                      (17,552)     91,527      (23,242)      80,503        (682,058)

OTHER COMPREHENSIVE INCOME/(LOSS)
   Unrealized gain
       on securities                     6,325     115,652       28,175      220,152         584,381
   Reclassification adjustment
       for realized income (loss)           --     (99,984)          --      (99,984)        (99,663)
                                     ---------    --------     --------     --------       ---------
OTHER COMPREHENSIVE INCOME               6,325      15,668       28,175      120,168         484,718
                                     ---------    --------     --------     --------       ---------

COMPREHENSIVE INCOME (LOSS)          $ (11,226)   $107,195     $  4,933     $200,671       $(197,340)
                                     =========    ========     ========     ========       =========

NET INCOME (LOSS) PER COMMON SHARE
   Basic and Dilutive                $    (.01)   $    .09     $  (.004)    $    .18       $    (.22)
                                     =========    ========     ========     ========       =========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic and Dilutive               1,140,773   1,140,773    1,140,773     1,140,773        902,736
                                     =========   =========    =========     =========      =========

          See accompanying notes to consolidated financial statements

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Cumulative
                                                                   Six Months Ended       Amounts from
                                                                       June 30,          January 1, 2000
                                                                                         through June 30,
                                                                   2008          2007         2008
                                                                ---------     ---------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (loss) income                                       $ (23,242)    $  80,503     $(682,058)
             Adjustment to reconcile net (loss) income
               to net cash used in operating activities
             Stock issuance for salary                                 --            --       107,912
             Stock issued for professional services                 9,000            --        27,200
            Stock options compensation                                 --            --       130,625
             Write-off of patent                                       --            --        18,724
             Realized gain on sales of investments                     --       (99,984)     (133,257)
        Changes in assets and liabilities
             Decrease in note and interest receivable                  --            --        50,000
             Increase/(decrease) in accounts payable
               and accrued expenses                                (6,501)       (2,600)       89,187
                                                                ---------     ---------     ---------

        Net Cash Used in Operating Activities                     (20,743)     (22,081)      (391,665)
                                                                ---------    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of investments                                   --     (523,582)    (1,174,445)
            Proceeds from sale of investments                          --      312,484        996,620
                                                                ---------    ---------      ---------


        Net Cash Used in Investing Activities                          --     (211,098)      (177,825)
                                                                ---------    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                         --           --          5,625
             Issuance of common stock                                  --           --        304,200
                                                                ---------    ---------      ---------

        Net Cash Provided by Financing Activities                      --           --        309,825
                                                                ---------    ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (20,743)    (233,179)      (259,667)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                   186,287      435,167        425,211
                                                                ---------    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                       $ 165,544    $ 201,988      $ 165,544
                                                                =========    =========      =========

          See accompanying notes to consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, of a normal recurring nature, which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods June 30, 2008 and 2007 and cumulative amounts from January 1, 2000 through June 30, 2008. Such interim consolidated financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to take and approve certain corporate action with respect to the Company's wholly-owned subsidiary Bio-Medical Automation, Inc., a Nevada corporation (the "Subsidiary"). Steven N. Bronson, Alan Rosenberg and Louis Meade were appointed to the Board of Directors of the Subsidiary for a term of one year or until their successor is appointed and duly qualified; and Steven N. Bronson was appointed the President, Treasurer and Secretary of the Subsidiary. Additionally, the Company deposited $50,000 in the Subsidiary's bank account. The Company took the foregoing actions to further its plans to exploit the U.S. Patent owned by the Subsidiary. The Company also authorized the spin-off of the Subsidiary to the Company's shareholders on a pro rata basis, so that the Subsidiary may be better able to exploit the Patent, by among other things being able to attract financing. On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of the Subsidiary.

Commencing January 1, 2000, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No.7, as it has no principal operations or revenue from operations.


PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Ridgefield Acquisition Corp. tnclude the accounts of Bio-Medical Automation, Inc., its wholly-owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying interim consolidated financials statements as of June 30, 2008 and for the three and six month periods then ended include the accounts of the Company and the Subsidiary.

The Company has accumulated a deficit since reentering the development stage of approximately $(682,000) through June 30, 2008. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of June 30, 2008, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


Note 2 - NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.


Note 3 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net
deferred tax assets.   The Company currently provides a valuation allowance
against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company's management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on January 1, 2007 (adoption) and on June 30, 2008.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception - 2007 remain open to examination by the I.R.S. and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.


NOTE 4 - RELATED PARTY TRANSACTIONS

In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement was for a three year period and terminated in November 2004. On March 25, 2005, the Board of Directors approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement")for a period of three (3) years commencing on April 1, 2005. The M&A Advisory Agreement was also modified to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement. On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide that the monthly retainer fee be increased from $1,000 per month to $5,000 per month from February 1, 2006 through January 31, 2007. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 through March 1, 2008. The M&A Advisory Agreement expired by its terms on March 31, 2008.

On June 6, 2008, the Company entered into a consulting agreement with Catalyst, pursuant to which Catalyst agreed to provide consulting services to the Company relating to the management and administration of the Company's business affairs and in connection with the Company's acquisition strategy, Catalyst shall assist the Company in identifying and investigating prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions. As consideration for the consulting services rendered and to be rendered by the Catalyst, the Company shall: (1) pay Catalyst a monthly fee in the amount of $5,000 commencing on June 6, 2008 and continuing thereafter on the first day of each successive month until January 1, 2010, and (2) the Company shall issue to Catalyst a total of 120,000 shares of the Company's common stock, $.001 par value (the "Shares"). The Shares shall be issued to Catalyst and shall vest at a rate of 6,000 shares per month commencing on June 30, 2008 and an additional 6,000 shares shall vest on the last day of each successive month thereafter until January 31, 2010. The Shares will be issued at fair value based upon the closing price on the date of issuance when earned by Catalyst. The Shares are restricted securities as that term is described in the Securities Act of 1933 (the "Act") and are issued by the Company in reliance of Section 4(2) of the Act. The Consulting Agreement commenced on June 6, 2008 and shall terminate on January 31, 2010.

On March 28, 2006, the Company entered into a new employment agreement with Mr. Bronson, that provides Mr. Bronson will serve as President of the Company without an annual salary.

Subsequent Event
----------------

In accordance with the Consulting Agreement, on July 31, 2008, the Company delivered 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.

NOTE 5 - INVESTMENTS

Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income (loss). Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $795,800 and cumulative unrealized gains of $484,718 at June 30, 2008.


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

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Marketable Equity Securities

Currently, the Company owns 57,500 shares of common stock of Argan, Inc.
(Note 5). The valuation of such stock is based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

Money Market Funds

Cash and cash equivalents include money market accounts valued at $164,003.

The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008:

                                                                   Balance at
                                Level 1    Level 2   Level 3     June 30, 2008
                                -----------------------------------------------
Assets

Marketable Equity Securities   $795,800    $   --    $    --        $795,800

Money Market Funds             $164,003    $   --    $    --        $164,003

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of June 30, 2008.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operation


Forward Looking Statements Disclosure
-------------------------------------

       This report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

       Ridgefield Acquisition Corp. (the "Company") was incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly-owned subsidiary formed under the laws of the State of Nevada
("RAC-NV"), pursuant to a plan of merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

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

       Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three and six month periods ended June 30, 2008 and 2007 and the period from January 1, 2000 through June 30, 2008, the Company has earned no revenues other than interest income and income from investments.


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

       In furtherance of the Company's plan to exploit the Patent, in April 2006, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly-owned subsidiary Bio-Medical to the Company's shareholders on a pro rata basis. On or about May 30, 2006, the Company mailed to its shareholders of record as of April 28, 2006, an Information Statement containing the information concerning the Company and the spin-off called for by Regulation 14C under the Securities Exchange Act of 1934. The Information Statement on
Schedule 14C is incorporated herein by reference. To consummate the Spin-Off, Bio-Medical was required to file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical.

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

       On January 12, 2007, the Company acquired 50,000 shares of Argan, Inc. ("Argan") common stock in a private transaction at a cost of $4.25 per share or an aggregate amount of $212,500. On April 26, 2007, the Company sold all of its 50,000 shares of Argan at an average price of $6.26 for proceeds of $312,484.

       On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At June 30, 2008 the Company's 57,500 shares of Argan common stock were valued at $795,800.

       While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations
---------------------
      For the three months ended June 30, 2008, the Company had revenues from investment income of $720. For the same period the Company incurred general and administrative expenses of $18,271 resulting in a net loss from operations of $17,551. General and administrative expenses for the three months ended June 30, 2008 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

      For the six months ended June 30, 2008, the Company had revenues from investment income of $1,621. For the same period the Company incurred general and administrative expenses of $24,863 resulting in a net loss from operations of $23,242. General and administrative expenses for the six months ended June 30, 2008 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

      During the three and six month periods ended June 30, 2008, the Company satisfied its working capital needs from cash and cash equivalents on hand and cash and cash equivalents generated from investment income during the year. As of June 30, 2008, the Company had cash and cash equivalents on hand totaling $165,544 and the Company, held 57,500 shares of Argan, Inc.("Argan") common stock valued at $795,800.

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


Item 4T. Controls and Procedures

      Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

         Evaluation of disclosure and controls and procedures.

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         Changes in internal controls over financial reporting.

         There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        During the quarter ended June 30, 2008, the Company was not a party to any material legal proceedings.


Item 5. Other Information

         On June 3, 2008, the Board of Directors duly authorized and approved the Company's entry into a consulting agreement with Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm, owned by Steven N. Bronson, the President and Chairman of the Company. Steven N. Bronson abstained from the vote.

          On June 6, 2008, the Company entered into an agreement with Catalyst Financial (the "Consulting Agreement"). Pursuant to the Consulting Agreement, Catalyst Financial agreed to provide consulting services to the Company relating to the management and administration of the Company's business affairs and in connection with the Company's acquisition strategy, Catalyst Financial shall assist the Company in identifying and investigating prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions.

          In consideration for the consulting services rendered and to be rendered by the Catalyst Financial, the Company shall: (1) pay Catalyst Financial a monthly fee in the amount of $5,000 commencing on June 6, 2008 and continuing thereafter on the first day of each successive month until January 1, 2010, and (2) the Company shall issue Catalyst Financial a total of 120,000 shares of the Company's common stock, $.001 par value (the "Shares"). The Shares shall be issued to Catalyst Financial and shall vest at a rate of 6,000 shares per month commencing on June 30, 2008 and an additional 6,000 shares shall vest on the last day of each successive month thereafter until January 31, 2010. The Shares will be issued at fair value based upon the closing price on the date of issuance when earned by Catalyst Financial. The Shares are restricted securities as that term is described in the Securities Act of 1933 (the "Act") and are issued by the Company in reliance of Section 4(2) of the Act. The Consulting Agreement commences on June 6, 2008 and shall terminate on January 31, 2010. The above is just a summary of the Consulting Agreement, readers are referred to the actual Consulting Agreement for all of its terms and conditions. A copy of the Consulting Agreement is attached as Exhibit 10.19 to a Form 8-K, dated June 9, 2008.


Subsequent Event
----------------

        In accordance with the Consulting Agreement, on July 31, 2008 the Company delivered 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.

Item 6. Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

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

10.19 Consulting Agreement, dated as of June 6, 2008, between Ridgefield Acquisition Corp. and Catalyst Financial LLC incorporated by reference to the Form 8-K, dated June 9, 2008.

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

Dated: August 14, 2008


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