Form 10KSB/A
period 2007-12-31
RIDGEFIELD ACQUISITION CORP
filed 2008-09-08
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Form 10-KSB/A Amendment No. 2


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


As of September 3, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $334,088. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of September 3, 2008, there were issued and outstanding 1,158,773 shares of the registrant's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                                EXPLANATORY NOTE

       This Form 10-KSB/A Amendment No. 2 ("Form 10-KSB/A No. 2") is being filed by Ridgefield Acquisition Corp. (the "Company") to amend the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 that was initially filed with the Securities and Exchange Commission (the "SEC") on March 31, 2008.

       This Form 10-KSB/A No. 2 amends only Item 8A of Part II of the Form 10-KSB (the "Amended Item"). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Amended Item has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A No. 2 to modify or update other disclosures as presented in the 10-KSB. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently dated certifications from our Principal Executive Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A No. 2 as Exhibits 31 and 32.


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

       Notwithstanding the above, the Company acknowledges that its Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 31, 2008 (the "2007 10-KSB") did not include a report of management's assessment of internal control over financial reporting as required by Rule 13a-15(e) promulgated under the Exchange Act. Pursuant to Interpretation 115.02 issued on July 3, 2008, of the Compliance & Disclosure Interpretations issued by the Commission's Division of Corporate Finance, the failure to file a report of management's assessment of internal control over financial reporting renders the 2007 10-KSB materially deficient and as such renders the Company not timely or current in its Exchange Act reporting. However, with the filing of this Form 10-KSB/A No. 2, Interpretation 115.02 provides that the Company shall be deemed current, but not timely, in its Exchange Act reporting. As a result of the Company not being timely in its Exchange Act reporting, the Company will not be permitted to register its securities on a Form S-3 registration statement until the Company is deemed timely in its Exchange Act reporting and satisfies all other criteria necessary to register securities on a Form S-3 registration statement. The Company does not believe this will have a material effect on the Company.


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

       The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2007, the Company's procedures of internal control over financial reporting was effective.

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


Dated: September 5, 2008


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



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Steven N. Bronson                       /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       September 5, 2008
of the Board of Directors
Principal Executive Officer
September 5, 2008



/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
September 5, 2008

                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------

31 President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.