Form 10KSB/A
period 2007-12-31
RIDGEFIELD ACQUISITION CORP
filed 2008-09-10
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Form 10-KSB/A Amendment No. 3


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

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                                EXPLANATORY NOTE

       This Form 10-KSB/A Amendment No. 3 ("Form 10-KSB/A No. 3") is being filed by Ridgefield Acquisition Corp. (the "Company") to amend the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 that was initially filed with the Securities and Exchange Commission (the "SEC") on March 31, 2008.

       This Form 10-KSB/A No. 3 amends only Item 8A of Part II of the Form 10-KSB (the "Amended Item"). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Amended Item has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A No. 3 to modify or update other disclosures as presented in the 10-KSB. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently dated certifications from our Principal Executive Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A No. 3 as Exhibits 31 and 32.


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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

       Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did not operate in an effective manner as of December 31, 2007.

       The Company's disclosure controls and procedures were not effective because the Company did not include a report of management's assessment of internal control over financial reporting, as required by Rule 13a-15(e) promulgated under the Exchange Act, in its Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 31, 2008 (the "2007 10-KSB"). Pursuant to Interpretation 115.02 issued on July 3, 2008, of the Compliance & Disclosure Interpretations issued by the Commission's Division of Corporate Finance, the Company's failure to include a report of management's assessment of internal control over financial reporting renders the 2007 10-KSB materially deficient and renders the Company not timely or current in its Exchange Act reporting. However, with the filing of this Form 10-KSB/A No. 3, pursuant to Interpretation 115.02, the Company shall be deemed current, but not timely, in its Exchange Act reporting. As a result of the Company not being timely in its Exchange Act reporting, the Company will not be permitted to register its securities on a Form S-3 registration statement until the Company is deemed timely in its Exchange Act reporting and satisfies all other criteria necessary to register securities on a Form S-3 registration statement. The Company does not believe this will have a material effect on the Company.


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


Dated: September 9, 2008


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



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Steven N. Bronson                       /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       September 9, 2008
of the Board of Directors
Principal Executive Officer
September 9, 2008



/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
September 9, 2008

                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------

31 President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.