Form 10-Q
period 2008-09-30
RIDGEFIELD ACQUISITION CORP
filed 2008-11-13
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2008

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

    As of November 7, 2008, the issuer had 1,170,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.
                         (A Development Stage Company)
                                   FORM 10-Q



                                                                       Page

PART I - FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of September 30, 2008
             (unaudited) and December 31, 2007                            3

         Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2008 and 2007 and Cumulative Amounts
             From January 1, 2000 through September 30, 2008 (unaudited)  4

         Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2008 and 2007 and Cumulative Amounts
             from January 1, 2000 through September 30, 2008 (unaudited)  5

         Notes to Interim Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       13

Item 4T. Controls and Procedures                                         14

PART II - OTHER INFORMATION                                              14

Item 1.  Legal Proceedings                                               14

Item 5.  Other Information                                               14

Item 6.  Exhibits                                                        15

SIGNATURES                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                                Sept. 30, 2008  Dec. 31, 2007

                                                                  (Unaudited)
                                       ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $   145,261    $   186,287

   Investments                                                        890,100    $   767,625
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,035,361    $   953,912
                                                                  ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $     3,385    $     9,861
                                                                  -----------    -----------
TOTAL CURRENT LIABILITIES                                               3,385          9,861
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES                                              --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares
           Issued - none                                                   --             --
   Common stock, $.001 par value; authorized - 30,000,000 shares
          Issued and outstanding - 1,164,773 on September 30, 2008
          and 1,140,773 shares on December 31, 2007                     1,165          1,141
   Capital in excess of par value                                   2,128,979      2,093,003
   Accumulated deficit                                              (947,820)       (947,820)
   Deficit accumulated during the development stage                  (729,366)      (658,816)
   Accumulated other comprehensive gain                                579,018       456,543
                                                                  -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                          1,031,976        944,051
                                                                  -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 1,035,361     $   953,912
                                                                 ===========     ===========

          See accompanying notes to consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                     Three Months Ended     Nine Months Ended    Cumulative Amounts
                                         September 30,         September 30,    from January 1, 2000
                                       2008        2007       2008       2007  through Sept. 30, 2008
REVENUES
    Interest income                 $     594   $   1,185  $   2,215   $   5,140       $  51,449
    Realized gain on investments           --          --         --      99,985         133,258
                                    ---------   ---------  ---------   ---------       ---------
TOTAL REVENUES                            594       1,185      2,215     105,125         184,707
                                    ---------   ---------  ---------   ---------       ---------
OPERATING EXPENSES
    General and administrative         47,901       8,965     72,765      32,402         764,724
    Employee stock options                 --          --         --          --         130,625
    Write off of patent                    --          --         --          --          18,724
                                    ---------   ---------  ---------   ---------       ---------
TOTAL EXPENSES                         47,901       8,965     72,765      31,402         914,073
                                    ---------   ---------  ---------   ---------       ---------

NET INCOME (LOSS)                     (47,307)     (7,780)   (70,550)     72,723        (729,366)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Unrealized gain/(loss)
      on securities                   122,475     143,750    122,475     363,902         678,681
    Reclassification adjustment
       for realized (gain)/loss       (28,175)         --         --     (99,984)        (99,663)
                                    ---------   ---------  ---------   ---------       ---------
OTHER COMPREHENSIVE INCOME (LOSS)      94,300     143,750    122,475     263,918         579,018
                                    ---------   ---------  ---------   ---------       ---------

COMPREHENSIVE INCOME (LOSS)         $  46,993    $135,970  $  51,925    $336,641        (150,348)
                                    =========   =========  =========   =========       =========

NET INCOME (LOSS) PER COMMON SHARE
    Basic and Dilutive              $   (0.04)  $   (0.01) $   (0.06)  $    0.06       $   (0.80)
                                    =========   =========  =========   =========       =========


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic and Dilutive              1,158,708   1,140,773  1,147,297   1,140,773         909,643
                                    =========   =========  =========   =========       =========

          See accompanying notes to consolidated financial statements

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Cumulative
                                                               Nine Months Ended      Amounts from
                                                                  September 30,      January 1, 2000
                                                                                    through Sept. 30,
                                                               2008          2007        2008
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                    $  (70,550)   $   72,723    $ (729,366)
             Adjustment to reconcile net income (loss)
               to net cash used in operating activities
             Stock issuance for salary                              --            --       107,912
             Stock issued for professional services             36,000            --        54,200
             Stock options compensation                             --            --       130,625
             Write-off of patent                                    --            --        18,724
             Realized gain on sales of investments                  --       (99,984)     (133,257)
       Changes in assets and liabilities
             Decrease in note and interest receivable               --            --        50,000
             Increase/(decrease) in accounts payable
              and accrued expenses                              (6,476)       (4,250)       89,212
                                                            ----------    ----------    ----------

       Net Cash Used in Operating Activities                   (41,026)      (31,511)     (411,950)
                                                            ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchases of investments                               --      (523,582)   (1,174,445)
             Proceeds from sale of investments                      --       312,484       996,620
                                                            ----------    ----------    ----------

       Net Cash (Used in) Provided by Investing Activities          --      (211,098)     (177,825)
                                                            ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
             Exercise of common stock warrants                      --            --         5,625
             Issuance of common stock                               --            --       304,200
                                                            ----------    ----------    ----------

       Net Cash Provided by Financing Activities                    --            --       309,825
                                                            ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (41,026)     (242,609)     (279,950)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                186,287       435,167       425,211
                                                            ----------    ----------    ----------

CASH, END OF PERIODS                                        $  145,261    $  192,558    $  145,261
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

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                         (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, of a normal recurring nature, which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods September 30, 2008 and 2007 and cumulative amounts from January 1, 2000 through September 30, 2008. Such interim consolidated financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

The accompanying interim consolidated financials statements as of September 30, 2008 and for the three and nine month periods then ended include the accounts of the Company and the Subsidiary.

The Company has accumulated a deficit since reentering the development stage of approximately $729,366 through September 30, 2008. In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of September 30, 2008, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

Note 2 - NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.


Note 3 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net
deferred tax assets.   The Company currently provides a valuation allowance
against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company's management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on January 1, 2007 (adoption) and on September 30, 2008.

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


Subsequent Event
----------------

In accordance with the Consulting Agreement, on October 31, 2008, the Company delivered 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.


NOTE 5 - INVESTMENTS

Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income (loss). Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $890,100 and cumulative unrealized gains of $579,018 at September 30, 2008.


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


Money Market Funds

Cash and cash equivalents include money market accounts valued at $48,569.

The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008:

                                                                 Balance at
                              Level 1    Level 2   Level 3   September 30, 2008
                              -------------------------------------------------
Assets

Marketable Equity Securities  $890,100   $   --    $    --        $890,100

Money Market Funds            $ 48,569   $   --    $    --        $ 48,569

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of September 30, 2008.

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

      Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the three and nine month periods ended September 30, 2008 and 2007 and the period from January 1, 2000 through September 30, 2008, the Company has earned no revenues other than interest income and income from investments.

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

      On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At September 30, 2008 the Company's 57,500 shares of Argan common stock were valued at $890,100.

      While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations
---------------------

      For the three months ended September 30, 2008, the Company had revenues from investment income of $594. For the same period the Company incurred general and administrative expenses of $47,901 resulting in a net loss from operations of $47,307. General and administrative expenses for the three months ended September 30, 2008 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

      For the nine months ended September 30, 2008, the Company had revenues from investment income of $2,215. For the same period the Company incurred general and administrative expenses of $72,765 resulting in a net loss from operations of $70,550. General and administrative expenses for the nine months ended September 30, 2008 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

      During the three and nine month periods ended September 30, 2008, the Company satisfied its working capital needs from cash and cash equivalents on hand and cash and cash equivalents generated from investment income during the year. As of September 30, 2008, the Company had cash and cash equivalents on hand totaling $145,261 and the Company, held 57,500 shares of Argan, Inc.("Argan") common stock valued at $890,100.

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

      There have been no changes in Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, Company's internal control over financial reporting.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      During the quarter ended September 30, 2008, the Company was not a party to any material legal proceedings.


Item 5. Other Information

      On June 3, 2008, the Board of Directors duly authorized and approved the Company's entry into a consulting agreement with Steven N. Bronson abstained from the vote.

      On June 6, 2008, the Company entered into an agreement with Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm, owned by Steven N. Bronson, the President and Chairman of the Company. (the "Consulting Agreement"). Pursuant to the Consulting Agreement, Catalyst Financial agreed to provide consulting services to the Company relating to the management and administration of the Company's business affairs and in connection with the Company's acquisition strategy.

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

      Pursuant to the Consulting Agreement, during the three months ended September 30, 2008, the Company issued an aggregate amount of 18,000 shares of the Company's common stock as follows: (1) 6,000 shares on July 31, 2008, (2) 6,000 shares on August 31, 2008 and (3) 6,000 shares on September 30, 2008.


Subsequent Event
----------------

      In accordance with the Consulting Agreement, on October 31, 2008 the Company delivered 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.


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

Dated: November 13, 2008


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