Form 10-K
period 2008-12-31
RIDGEFIELD ACQUISITION CORP
filed 2009-03-27
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2008


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


          1 North Federal Highway, Suite 201, Boca Raton, Florida 33432
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 362-4199
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:       None


Indicate by check mark whether the registrant is a well known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports Pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                Accelerated filer         [ ]

    Non-accelerated filer   [ ]                Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $268,836. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.


As of March 13, 2009, there were issued and outstanding 1,194,773 shares of the registrant's common stock, par value $.001 per share.

                          RIDGEFIELD ACQUISITION CORP.
                                    FORM 10-K


                                Table of Contents
                                                                      Page


PART I                                                                  4

ITEM 1.  BUSINESS.                                                      4

ITEM 1A. RISK FACTORS.                                                  6

ITEM 2.  PROPERTIES.                                                   12

ITEM 3.  LEGAL PROCEEDINGS.                                            13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          13


PART II                                                                13

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
         EQUITY SECURITIES.                                            13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDIAITON AND RESULTS OF OPERATIONS.               14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.                   17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.                          18

ITEM 9A. CONTROLS AND PROCEDURES.                                      18

ITEM 9B. OTHER INFORMATION.                                            20


PART III                                                               21

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.       21

ITEM 11. EXECUTIVE COMPENSATION.                                       23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIL OWNERS
         AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.               25

ITEM 13. CERTAIN RELATIONAHIPS AND RELATED TRANSACTIONS
         AND DIRECTOR INDEPENDENCE.                                    26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                       27

ITEM 15. EXHIBITS.                                                     27


SIGNATURES.                                                            29

                                     PART I

ITEM 1. BUSINESS.


      Ridgefield Acquisition Corp. (the "Company") was incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly-owned subsidiary formed under the laws of the State of Nevada ("RAC-NV"), pursuant to the Articles of Merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the Articles of Merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

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

        On March 19, 2002, the Company was awarded United States Patent No. US 6,358,749 B1 for the "Automated System for Chromosome Microdissection and Method of Using Same" (the "Patent"). During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly-owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly-owned by the Company ("Bio-Medical" or the "Subsidiary"). In May 2003, the Company transferred the Patent to the Subsidiary in exchange for 100% of the outstanding shares of the common stock of the Subsidiary. The Company never derived any revenues from the micro-robotic device.

        As of December 31, 2008, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

      Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the year ended December 31, 2008 and the period from January 1, 2000 through December 31, 2008, the Company has earned no revenues other than interest income and income from investments.

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

      On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At December 31, 2008 the Company's 57,500 shares of Argan common stock were valued at $10.90 or $626,750.

      While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Employees
---------

      As of March 13, 2009, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.


ITEM 1A. RISK FACTORS.

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

The Company Has Limited Resources
---------------------------------

      The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2008 and December 31, 2007. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target"). There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company may not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.


The Company Will Need Additional Financing in Order to Execute Its Business Plan
--------------------------------------------------------------------------------

      The Company has had only nominal revenues to date and will be entirely dependent upon its limited available financial resources to implement its business plan to complete an Acquisition. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement its business plan, the Company will be required to seek additional financing. In addition, in the event of the consummation of an Acquisition, the Company may require additional financing to fund the operations or growth of the Target.


Additional Financing May Not Be Available to the Company
--------------------------------------------------------

      There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would be limited in its attempts to complete Acquisitions. The inability of the Company to secure additional financing, if needed, could also have a material adverse effect on the continued existence of RAC. The Company has no arrangements with any bank or financial institution to secure financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.


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



Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

      As of March 13, 2009, Mr. Bronson beneficially owns and controls 980,049 shares of common stock of the Company, representing approximately 82% of the issued and outstanding shares of common stock and approximately 82% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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


Indemnification of Officers and Directors
-----------------------------------------

      The Company's Certificate of Incorporation provides for the Indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Nevada. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.


There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

      The Company's Certificate of Incorporation authorizes the issuance of 30,000,000 shares of common stock. As of March 13, 2009, the Company had 1,194,773 shares of common stock issued and outstanding and 28,805,227 authorized but unissued shares of common stock available for issuance. Except for the Company's obligations under the Consulting Agreement with Catalyst Financial, LLC, dated June 6, 2008 (See Item 12 below), the Company has no commitments as of this date to issue its securities. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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


ITEM 2. PROPERTIES.


      Between January 5, 2004 and December 31, 2008, the Company maintained its principal offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company was using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.


Subsequent event.

      Effective January 1, 2009 the Company relocated its principal offices to 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.

ITEM 3. LEGAL PROCEEDINGS.

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2008 and December 31, 2007.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2008.



                                     PART II

ITEM 5. MARKET FOR REGITRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECUTITIES.

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


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                High ($)              Low ($)
         ------------------              ------------          -----------

           2008
         First Quarter                       2.00                  1.50
         Second Quarter                      1.50                  1.50
         Third Quarter                       1.50                  1.50
         Fourth Quarter                      1.50                  1.50

           2007
         First Quarter                       3.00                  3.00
         Second Quarter                      3.00                  1.50
         Third Quarter                       1.75                  1.50
         Fourth Quarter                      2.20                  1.50


      As of March 13, 2009, the bid and ask price of the Company's common stock was $1.50 and $2.90, respectively.

      (b) HOLDERS. As of March 13, 2009, the Company had approximately 655 shareholders of record of its common stock, $0.001 par value.

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL
         CONDITION AND RESULTS OF OPERATIONS.

      The following discussion provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.


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

The Spin-Off of Subsidiary
---------------------------

      In furtherance of the Company's plan to exploit the Patent, in April 2006, the Board of Directors of the Company authorized the spin-off of 100% of the Company's wholly-owned subsidiary Bio-Medical Automation, Inc. ("Bio-Medical") to the Company's shareholders on a pro rata basis. On or about May 30, 2006, the Company mailed to its shareholders of record as of April 28, 2006, an Information Statement containing the information concerning the Company and the Spin Off called for by Regulation 14C under the Securities Exchange Act of 1934. The Information Statement on Schedule 14C is incorporated herein by reference. To consummate the Spin-Off, Bio-Medical was required to file a registration statement on Form 10-SB to register all of the issued and outstanding shares of Bio-Medical.

      On April 27, 2007, the Board of Directors of the Company voted to terminate the proposed spin-off of Bio-Medical.


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

      On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At December 31, 2008 the Company's 57,500 shares of Argan common stock were valued at $10.90 per share or $626,750.

      While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Results of Operations
---------------------

      During the year ended December 31, 2008 ("Fiscal 08"), the Company earned no revenues from operations and generated interest income of $2,596 compared to no revenues from operations and interest income in the amount of $6,254 for the year ended December 31, 2007 ("Fiscal 07").

      During Fiscal 08, the Company incurred expenses of $134,146, an increase of $87,884 compared to expenses of $46,262 for Fiscal 07. The increase was due primarily to the Company's entry into the Consulting Agreement with Catalyst Financial, LLC. As of December 31, 2008, the Company had investment income of $0 and other comprehensive loss of $140,875 based on its investment in securities.

      For Fiscal 08, the Company incurred a net operating loss of $131,549 compared to a net operating gain of $59,976 for Fiscal 07.


Liquidity and Capital Resources
-------------------------------

      During Fiscal 08, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of December 31, 2008, the Company had working capital of $734,627. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-17.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      On September 23, 2008 the registrant dismissed Carlin, Charron & Rosen, LLP as its independent accountants and engaged Mark Bailey & Company, Ltd. as its new independent accountants, as of September 23, 2008. This change was reported by the Company on a current report on Form 8-K, which was filed on September 25, 2008


Item 9A. CONTROLS AND PROCEDURES.

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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

      Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2008.

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

       The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2008, the Company's procedures of internal control over financial reporting was effective.

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


Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

      On June 3, 2008, the Board of Directors duly authorized and approved the Company's entry into a consulting agreement with Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm, owned by Steven N. Bronson, the President and Chairman of the Company. Steven N. Bronson abstained from the vote.

      On June 6, 2008, the Company entered into an agreement with Catalyst Financial (the "Consulting Agreement"). The Consulting Agreement is for a term of twenty months and terminates on January 31, 2010. Pursuant to the Consulting Agreement, Catalyst Financial agreed to provide consulting services to the Company relating to the management and administration of the Company's business affairs and in connection with the Company's acquisition strategy, Catalyst Financial shall assist the Company in identifying and investigating prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions.

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


Subsequent Event
----------------

      In accordance with the Consulting Agreement, on January 31, 2009 the Company delivered 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial and on February 28, 2008 the Company delivered 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2008. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        43     Chairman, Chief Executive Officer and President
Leonard Hagan            57     Director
Kenneth Schwartz         53     Director


      Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. Mr. Bronson acts as the manager of the Catalyst Fund, L.P., a Delaware limited partnership, that is a privately held hedge fund. In addition, Mr. Bronson is an officer and director of 4net Software, Inc. and BKF Capital Group, Inc. both publicly traded corporations.

      Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Mallory Capital Group, LLC, Empire Asset Management Company, Inc. Fieldstone Services Corp., Avatar Trading, LLC, Livingston Securities, LLC, Coastal 1 Trading, LLC and Danske Markets, Inc. Mr. Hagan is also a director of 4net Software, Inc. and BKF Capital Group, Inc. both publicly traded corporations.

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


Meetings and Committees of the Board of Directors
-------------------------------------------------

      During the year ended December 31, 2008, the Board of Directors held two meetings. In view of the Company's lack of operations, during the year ended December 31, 2008, the Board of Directors did not form any committees. During the year ended December 31, 2008, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


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

Code of Ethics
---------------

      At a meeting of the Board of Directors of the Company held on March 25, 2004, the Company adopted a Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to the Company's Form 10-KSB for the year ended December 31, 2003.


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

      To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table(1)

      The following summary compensation table sets forth information Concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers(collectively, the "Named Executive Officers").

Name/Position        Fiscal year   Annual Salary    Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President       2008            $0                0              0
                        2007            $0                0              0
                        2006            $0                0              0


----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

      The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2008. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.


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

      Long Term Incentive Plan. The Company has no long-term incentive plan.


Aggregate Option Exercises in Fiscal 08 and Fiscal 08 Option Values

      The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2008, by each of the Named Executive Officers.

                       Number                       Number of Securities          Value of Unexercised
                       Of Shares                    Underlying Unexercised       In-the-Money Options
Name/                  Acquired        Value        Options at Fiscal Year End   at Fiscal Year End
Position               On Exercise     Realized     Exercised/Unexercised        Exercised/Unexercised (1)
------------------     -----------     --------     --------------------------   -------------------------
Steven N. Bronson
    Chairman, CEO
    and President           0             0                     0                          $0

-------------------

(1) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

Compensation of Directors
-------------------------

      For the year ended December 31, 2008, no cash compensation was paid to our directors for their services as directors.


Employment Contracts
--------------------

      On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference. Mr. Bronson's employment agreement automatically renewed for one year periods April 1, 2007 and April 1, 2008. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year       Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President        0             1 year


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of March 13, 2009 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432.


                                                     Number of       Percent
Name and Address           Company Position        Shares owned      of class
----------------           ----------------        ------------      --------
Steven N. Bronson          Chairman, CEO            980,049(2)          82%
                           and President

Kenneth Schwartz           Director                  32,500(3)         2.7%

Leonard Hagan              Director                  15,000            1.1%

All directors and executive
officers a group (3 persons)                      1,027,549           85.8%
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

(2) This amount also includes 34,211 shares of common stock owned by Mr. Bronson's spouse. This amount does not include the additional 66,000 shares that Mr. Bronson will receive pursuant to the Consulting Agreement, during the period March 31, 2009 to January 31, 2010, at the rate of 6,000 shares per month.

(3) This amount includes 17,500 shares of common stock owned by Dr. Schwartz's spouse, and Dr. Schwartz expressly disclaims beneficial ownership of the shares owned by his spouse.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           AND DIRECTOR INDEPENDENCE.

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

      On March 25, 2006, the Board of Directors authorized the renewal of the M&A Advisory Agreement for an additional three years commencing on April 1, 2006. Additionally, the Board modified the M&A Advisory Agreement to provide that the Company shall pay to Catalyst Financial a monthly retainer fee in the amount of $1,000 per month commencing on April 1, 2006 and continuing throughout the term of the M&A Advisory Agreement.

      On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide sub-paragraph 3.(A)(entitled Monthly Fee) to provide that a monthly fee payable by the Company to Catalyst Financial during the one year period from February 1, 2006 though January 31, 2007 shall be increased from $1,000 per month to $5,000 per month. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 to Catalyst Financial on the first day of each month commencing on February 1, 2007 and continuing through March 1, 2008. A copy of the Addendum to the M&A Advisory Agreement is attached hereto as Exhibit 10.18 and is incorporated herein by reference.

      As noted above, on June 6, 2008, the Company entered into the Consulting Agreement with Catalyst Financial. Pursuant to the Consulting Agreement, Catalyst Financial agreed to provide consulting services to the Company relating to the management and administration of the Company's business affairs and in connection with the Company's acquisition strategy, Catalyst Financial shall assist the Company in identifying and investigating prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions.

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

      Between January 5, 2004 and December 31, 2008, the Company maintained its principal offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company was using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.


Subsequent Events.

      Since January 1, 2009, pursuant to the Consulting Agreement, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial 12,000 shares of the Company's common stock.

      Effective January 1, 2009 the Company relocated its principal offices to 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

      The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $10,000 for 2008 and $9,100 2007.


Audit-Related Fees.
------------------

      None.


Tax Fees.
--------

      The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is zero for fiscal years 2008 and $900 for 2007.


All Other Fees.
--------------

      None.

      The audit committee approved the engagement of Mark Bailey & Co., Ltd. in the preparation of the Company's tax returns for fiscal year 2008.


ITEM 15.   EXHIBITS

      The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.

      2 Plan of Merger, dated May 11, 2006 by and between Ridgefield Acquisition Corp., a Colorado corporation, and Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to the Company's Schedule 14A filed on May 26, 2006.

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

      3.8 Articles of Incorporation of Ridgefield Acquisition Corp., filed on May 12, 2006, with the State of Nevada, incorporated by reference to the Company's Schedule 14A filed on May 26, 2006.

      3.9 By-laws of Ridgefield Acquisition Corp., incorporated by reference to the Company's Schedule 14A filed on May 26, 2006.

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

      10.15 Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2006, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.

      10.16 Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp.

      10.17 Employment Agreement between Ridgefield Acquisition Corp. and Steven
            N. Bronson, dated as of March 28, 2006.

      10.18 Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2006, between Ridgefield Acquisition Corp. and Catalyst Financial LLC, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Dated: March 27, 2009

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


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 27, 2009
of the Board of Directors
Principal Executive Officer
March 27, 2009


/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 27, 2009

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number        Description of Document
------        -----------------------

  31 President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            Page

Reports of Independent Registered Public Accounting Firms                  F - 2

Consolidated Balance Sheets
       December 31, 2008 and 2007                                          F - 4

Consolidated Statements of Operations and Comprehensive Income (Loss)
       Years Ended December 31, 2008 and 2007                              F - 5

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2008 and 2007                              F - 6

Consolidated Statements of Cash Flows
       Years Ended December 31, 2008 and 2007                              F - 7

Notes to Consolidated Financial Statements                                 F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Ridgefield Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. (the "Company") as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the period then ended. Ridgefield Acquisition Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. as of December 31, 2008, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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




Mark Bailey & Company, Ltd.
Reno, Nevada
March 27, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholders and Board of Directors of Ridgefield Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. and subsidiary (the "Company") as of December 31, 2007, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin Charron & Rosen LLP

Glastonbury, Connecticut
March 28, 2008

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                       2008           2007
                                                                    -----------    -----------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   123,162    $   186,287

   Investments                                                          626,750        767,625
                                                                    -----------    -----------

TOTAL ASSETS                                                        $   749,912    $   953,912
                                                                    ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    15,285    $     9,861
                                                                    -----------    -----------
TOTAL CURRENT LIABILITIES                                                15,285          9,861
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES                                              --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares
          Issued - none                                                    --             --
   Common stock, $.001 par value; authorized - 30,000,000 shares
          Issued and outstanding - 1,182,773 on December 31, 2008
          and 1,140,773 shares on December 31, 2007                       1,183          1,141
   Capital in excess of par value                                     2,155,961      2,093,003
   Accumulated deficit                                               (1,738,185)    (1,606,636)
   Accumulated other comprehensive gain                                 315,668        456,543
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                              734,627        944,051
                                                                    -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   749,912    $   953,912
                                                                    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                       Years Ended
                                                       December 31,
                                                   2008           2007
                                               -----------    -----------

REVENUES
    Interest income                            $     2,597    $     6,254
    Realized gain on investments                      --           99,984
                                               -----------    -----------
        Total Revenues                               2,597        106,238
                                               -----------    -----------

OPERATING EXPENSES
    General and administrative                     134,146         46,262
    Employee stock options                            --             --
    Write-off of patent                               --             --
                                               -----------    -----------
        Total Expenses                             134,146         46,262
                                               -----------    -----------

NET INCOME (LOSS)                                 (131,549)        59,976
                                               -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on investments         (140,875)       556,527
    Reclassification adjustment for realized
       gain/loss                                      --          (99,984)
                                               -----------    -----------
    Other comprehensive income (loss)             (140,875)       456,453
                                               -----------    -----------

COMPREHENSIVE INCOME (LOSS)                    $  (272,424)   $   516,519
                                               ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE
    Basic                                      $      (.11)   $       .05
                                               ===========    ===========
    Dilutive                                   $      (.11)   $       .05
                                               ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                        1,151,458      1,140,773
                                               ===========    ===========
    Dilutive                                     1,151,458      1,290,773
                                               ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Accumulated
                                   Common Stock         Capital in                                             Other
                            -------------------------   Excess of      Note      Deferred     Accumulated  Comprehensive
                               Shares        Amount     Par Value   Receivable  Compensation    Deficit    Income/(Loss)   Totals
                            -----------   -----------  -----------  ----------  ------------  -----------  -------------  ---------
Balance, December 31, 2006    1,140,773   $     1,141  $ 2,093,003        --            --    ($1,666,612)         --     $ 427,532
                            ===========   ===========  ===========   =========   ===========  ===========   ===========   =========
Other Comprehensive
Income
  Changes in unrealized
  Gain                             --            --           --          --            --           --         456,543     456,543
Net Income                         --            --           --          --            --         59,976          --        59,976
                            -----------   -----------  -----------   ---------   -----------  -----------   -----------   ---------

Balance, December 31, 2007    1,140,773   $     1,141  $ 2,093,003        --            --    ($1,606,636)  $   456,543   $ 944,051
                            ===========   ===========  ===========   =========   ===========  ===========   ===========   =========

Issuance of Common Stock         42,000            42       62,958                                                           63,000
Other Comprehensive
Income
  Changes in unrealized
  Gain                             --            --           --          --            --           --         (140,874)  (140,875)
Net Income                         --            --           --          --            --       (131,549)          --     (131,549)
                            -----------   -----------  -----------   ---------   -----------  -----------    -----------   --------

Balance, December 31, 2008    1,182,773   $     1,183  $ 2,155,961        --            --    ($1,738,185)       315,668   $734,627
                            ===========   ===========  ===========   =========   ===========  ===========    ===========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended
                                                                               December 31,
                                                                            2008        2007
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITES
     Net income (loss)                                                    $(131,549)   $  59,976
     Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Stock issuance for salary                                            --           --
          Stock issuance for professional services                           63,000         --
          Stock options compensation                                           --           --
          Realized gain on investments                                         --        (99,984)
          Write-off of patent                                                  --           --

          Changes in assets and liabilities
           Decrease in note and interest receivable                            --           --
           Increase/(decrease) in accounts payable and accrued expenses       5,424        2,226
                                                                          ---------    ---------

          Net cash used in operating activities                             (63,125)     (37,782)
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of investments                                             --       (523,582)
          Proceeds from sales of investments                                   --        312,484
                                                                          ---------    ---------

     Net cash used in investing activities                                     --       (211,098)
                                                                          ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Exercise of common stock warrants                                          --           --
    Issuance of common stock                                                   --           --
                                                                          ---------    ---------
    Net cash provided by financing activities                                  --           --
                                                                          ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (63,125)    (248,880)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                186,287      435,167
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 123,162    $ 186,287
                                                                          =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2008 AND 2007



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



During the year ended December 31, 2008 the Company incurred $63,000 in expenses related to the issuance of 42,000 shares for consulting fees paid to Catalyst Financial, see Note 7.




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         On April 18, 2006, the Board of Directors of the Company voted to hold a special meeting of stockholders to change the domicile of the Company from the State Colorado to the State of Nevada (the "Reincorporation"). At the special meeting, held on June 16, 2006, the shareholders voted to approve the Reincorporation. Furthermore, as a result of the plan of merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share. On June 28, 2006, the Company filed a Statement of Merger with the Secretary of State of the State of Colorado, which effectively dissolved the Company's existence as a Colorado corporation. The changes in the Company's par value of common stock was recorded as a decrease to common stock and a corresponding increase to capital in excess of par value totaling $112,936.

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

         Effective October 1, 2008, the Company ceased to be treated as a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No.7, "Accounting & Reporting by Development Stage Enterprises."

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

         In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of December 31, 2008, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


         INCOME TAXES

         The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has also adopted FIN 48, "Accounting for Uncertainty in Income Taxes," which clarifies and sets forth rules for accounting for uncertain tax positions in accordance with SFAS 109.


         INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted loss per share for 2008.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

         OTHER COMPREHENSIVE INCOME (LOSS)

         The Company presents other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of position. The Company reports its unrealized gains and losses on investments in securities as other comprehensive income (loss) in its financial statements.

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


         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company adopted SFAS 157, "Fair Value Measurements" on January 1, 2008. This statement prioritizes the inputs used in measuring fair value into the following hierarchy:

                  Level 1 - Quoted market prices (unadjusted) in active markets for identical assets or liabilities;

                  Level 2 - Inputs other than quoted market prices included within Level 1 that are either directly or indirectly observable;

                  Level 3- Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

         The implementation of SFAS 157 did not materially affect the carrying value of cash and cash equivalents, accounts payable and accrued expenses Investments were valued using Level 1 inputs.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company maintains cash and cash equivalents accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The investments are concentrated in one company stock at December 31, 2008, which are subject to risks of the market as a whole.


         NEW ACCOUNTING STANDARDS

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Fas 159 was adopted on January 1, 2008. The adoption of FAS 159 had no impact on the Company's financial statements, because the Company has elected not to adopt the Fair Value Option.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS 141, "Business Combinations." SFAS 141(R) retains the underlying concerpts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective bases for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. This new statement will not have a significant impact on the Company's financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NEW ACCOUNTING STANDARDS (continued)

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

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF ACCOUNTING / GOING CONCERN

         The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,738,185 through December 31, 2008. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2008, the Company has no principal operations or revenue producing activities.

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


NOTE 3 - INVESTMENTS

         Investments are classified as available-for-sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $626,750 and cumulative unrealized gains of $315,688 at December 31, 2008.

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

         During 2008, the Company issued 42,000 shares of its common stock to Catalyst Financial for consulting fees.

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


         The status of outstanding options granted by the Company is as follows:

                                                             No.   Weighted Avg.
                                                             of      Exercise
                                                           Shares     Price


           Options Outstanding - December 31, 2006         150,000     1.65
                                    (150,000 exercisable)  -------

           Options Granted in 2007 -                           --        --

           Options Exercised in 2007 -                         --        --

           Options Forfeited in 2007 -                         --        --
                                                           -------

           Options Outstanding - December 31, 2007         150,000     1.65
                                    (150,000 exercisable)  -------


           Options Granted in 2008 -                           --        --

           Options Exercised in 2008 -                         --        --

           Options Forfeited in 2008 -                     150,000     1.65
                                                           -------

           Options Outstanding - December 31, 2007             --        --
                                                           -------


         At December 31, 2008, the number of options exercisable was zero.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

         At December 31, 2008, the Company has Federal net operating loss carryforwards totaling approximately $1,300,000, that may be offset against future taxable income through 2028 and begin to expire in 2009. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $453,000 tax benefit of the loss carryforward has been offset by a deferred tax liability of approximately $107,000 related to unrealized investment gains and a valuation allowance of $346,000. Therefore, there is no current or deferred tax expense for the years ended December 31, 2008 and 2007.


         The Company has considered the implication of FIN 48 and believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities.


NOTE 6 - RELATED PARTY TRANSACTIONS

         In November 2001, the Company entered into a Mergers and Acquisitions Advisory Agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. The agreement is for a three year period, terminating November, 2004. On March 25, 2005, the Board of Directors approved the renewal of the Mergers and Acquisitions Advisory Agreement (the "M&A Advisory Agreement") between the Company and Catalyst Financial LLC ("Catalyst") for a period of three (3) years commencing on April 1, 2005 and modified the M&A Advisory Agreement to provide that Catalyst shall receive a monthly retainer fee in the amount of $1,000 commencing on April 1, 2005 and continuing throughout the term of the M&A Advisory Agreement

         On January 31, 2006, the Board of Directors of the Company directed the officers of the Company to amend the M&A Advisory Agreement to provide sub-paragraph 3.(A)(entitled Monthly Fee) of the M&A Advisory Agreement shall be amended to provided that monthly fee payable by the Company to Catalyst Financial during the one year period from February 1, 2006 through January 31, 2007 shall be increased from $1,000 per month to $5,000 per month. Thereafter, the Company shall pay a monthly fee in the amount of $1,000 to Catalyst Financial on the first day of each month commencing on February 1, 2007 and continuing through March 1, 2008. The M&A Advisory Agreement terminated on March 31, 2008.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

         On June 6, 2008, the Company entered into a Consulting Agreement with Catalyst Financial. Pursuant to the Consulting Agreement, Catalyst Financial agreed to provide consulting services to the Company relating to the management and administration of the Company's business affairs and in connection with the Company's acquisition strategy, Catalyst Financial shall assist the Company in identifying and investigating prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising the Company concerning the negotiation of terms and the financial structure of such transactions.

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

         During 2008, the Company paid fees to Catalyst Financial of $36,000 and issued 42,000 shares of the Company's stock to Catalyst Financial with an associated expense of $63,000.

         During 2003, the President was granted options to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years. The options were not exercised and expired on March 20, 2008.

         The Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, as its principal office in 2008 and 2007. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent to Catalyst Financial LLC for the use of the offices in 2008 and 2007. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.


         Subsequent Event.

         Since January 1, 2009, pursuant to the Consulting Agreement, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial 12,000 shares of the Company's common stock.

         Effective January 1, 2009 the Company relocated its principal offices to 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month to BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.