Form 10-Q
period 2009-03-31
RIDGEFIELD ACQUISITION CORP
filed 2009-05-14
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2009.

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



          1 North Federal Highway, Suite 201 Boca Raton, Florida 33432
          ------------------------------------------------------------
              (Address of Principal Executive Office) (Zip Code)


                                 (561) 362-5385
              --------------------------------------------------
              (Registrant's telephone number including area code)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X] Yes  [ ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                        [X] Yes  [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        [X] Yes  [ ] No


     As of May 14, 2009, the issuer had 1,200,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.

                                   FORM 10-QSB



                                                                         Page

PART I   FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of March 31, 2009
                 (unaudited) and December 31, 2008.                       3

         Consolidated Statements of Operations and
                 Comprehensive Income for the Three Months Ended
                 March 31, 2009 and 2008 (unaudited).                     4

         Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2009 and 2008 (unaudited).               5

         Notes to Condensed Consolidated Financial Statements             6


Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 4T. Controls and Procedures                                         11


PART II  OTHER INFORMATION                                               11

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits                                                        12

SIGNATURES                                                               13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2009     Dec. 31, 2008
                                                                    (Unaudited)
                                                                  --------------     -------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         $    99,263     $   123,162

    Investments                                                           761,294     $   626,750
                                                                      -----------     -----------

TOTAL ASSETS                                                          $   860,557     $   749,912
                                                                      ===========     ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $    16,085     $    15,285
                                                                      -----------     -----------
TOTAL CURRENT LIABILITIES                                                  16,085          15,285
                                                                      -----------     -----------

COMMITMENTS AND CONTINGENCIES                                                --              --

STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value; authorized - 5,000,000 shares
           Issued - none                                                     --              --
    Common Stock, $.001 par value; authorized - 30,000,000 shares
          Issued and outstanding - 1,200,773 shares                         1,201           1,183
    Capital in excess of par value                                      2,182,943       2,155,961
    Accumulated deficit                                                (1,789,884)     (1,738,185)
    Accumulated other comprehensive gain                                  450,212         315,668
                                                                      -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                                844,472         734,627
                                                                      -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $   860,557     $   749,912
                                                                      ===========     ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                     2009           2008
                                                  ---------      ---------
REVENUES
        Interest income                           $      85      $     901

                                                  ---------      ---------
TOTAL REVENUES                                           85            901
                                                  ---------      ---------
OPERATING EXPENSES

        General and administrative                   51,785          6,592

                                                  ---------      ---------
TOTAL EXPENSES                                       51,785          6,592
                                                  ---------      ---------

NET LOSS                                            (51,700)        (5,691)

OTHER COMPREHENSIVE INCOME/(LOSS)
     Unrealized gain on securities                  134,544         21,850
                                                  ---------      ---------
OTHER COMPREHENSIVE INCOME                          134,544         21,850
                                                  ---------      ---------

COMPREHENSIVE INCOME                              $  82,844      $  16,159
                                                  =========      =========

NET INCOME (LOSS) PER COMMON SHARE
          Basic and Dilutive                      $    .04     $     (0.01)
                                                  =========      =========


WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING
         Basic and Dilutive                       1,188,773      1,140,773
                                                  =========      =========

           See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                            2009         2008
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (51,700)   $  (5,691)
Adjustment to reconcile net loss to net cash
       used in operating activities

          Stock issuance for professional services          27,000         --
        Changes in assets and liabilities
           Increase (Decrease) in accounts payable and
              accrued expenses                                 801         (250)
                                                         ---------    ---------
    Net Cash Used in Operating Activities                  (23,899)      (5,941)


NET DECREASE IN CASH AND CASH EQUIVALENTS                  (23,899)      (5,941)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS            123,162      186,287
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                $  99,263    $ 180,346
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




     The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2008.

     In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly-owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying financials statements as of March 31, 2009 and for the three months then ended include the accounts of the Company and its wholly-owned subsidiary.

In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of March 31, 2009, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


NOTE 2 - BASIS OF ACCOUNTING / GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,789,884 through March 31, 2009. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of March 31, 2009, the Company has no principal operations or revenue producing activities.

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


Note 3 - NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

As consideration for the consulting services rendered and to be rendered by the Catalyst Financial, the Company shall: (1) pay Catalyst Financial a monthly fee in the amount of $5,000 commencing on June 6, 2008 and continuing thereafter on the first day of each successive month until January 1, 2010, and (2) the Company shall issue Catalyst Financial a total of 120,000 shares of the Company's common stock, $.001 par value (the "Shares"). The Shares shall be issued to Catalyst Financial and shall vest at a rate of 6,000 shares per month commencing on June 30, 2008 and an additional 6,000 shares shall vest on the last day of each successive month thereafter until January 31, 2010. Pursuant to the Consulting Agreement, during the three months ended March 31, 2009, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial an aggregate amount of 18,000 shares of the Company's common stock as follows: (1) 6,000 shares on January 31, 2009, (2) 6,000 shares on February 28, 2009 and (3) 6,000 shares on March 31, 2009.


NOTE 5 - INVESTMENTS

Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $761,294 and cumulative unrealized gains of $450,212 at March 31, 2009.


NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

The Company has adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

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


Money Market Funds

Cash and cash equivalents include money market accounts valued at $99,263.

The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009:

                                                                   Balance at
                               Level 1     Level 2    Level 3    March 31, 2009
                               ------------------------------------------------
Assets

Marketable Equity Securities   $761,294    $   --     $    --       $761,294

Money Market Funds             $99,263     $   --     $    --       $ 99,263

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of March 31, 2009.


Note 7 - SUBSEQUENT EVENT

In accordance with the Consulting Agreement, the Company paid Catalyst Financial $5,000 on April 1, 2009 and $5,000 on May 1, 2009 and on April 30, 2009 the
Company issued 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2008.


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

     On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. At March 31, 2009 the Company's 57,500 shares of Argan common stock were valued at $761,294.

     While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Results of Operations
---------------------

     For the three months ended March 31, 2009, the Company has not earned any revenues, except for interest income of $85. For the same period the Company incurred general and administrative expenses of $51,785 resulting in a net loss from operations equal to $51,700. General and administrative expenses for the three months ended March 31, 2009 which consists of costs associated primarily with maintaining the Company's status as a public company, including, without limitation, filing periodic reports with the United States Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 2009, the Company satisfied its working capital needs from cash on hand and cash generated from interest income during the year. As of March 31, 2009, the Company had cash and cash equivalents on hand in the amount of $99,263 and the Company, held 57,500 shares of Argan, Inc.("Argan") common stock valued at $761,294.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2009, the Company was not a party to any material legal proceedings.

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

     Pursuant to the Consulting Agreement, during the three months ended March 31, 2009, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial an aggregate amount of 18,000 shares of the Company's common stock as follows: (1) 6,000 shares on January 31, 2009, (2) 6,000 shares on February 28, 2009 and (3) 6,000 shares on March 31, 2009.


Subsequent Event
----------------

     In accordance with the Consulting Agreement, the Company paid Catalyst Financial $5,000 on April 1, 2009 and $5,000 on May 1, 2009 and on April 30, 2009 the Company issued 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.


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

Dated: May 14, 2009

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