Form 10-Q
period 2009-06-30
RIDGEFIELD ACQUISITION CORP
filed 2009-08-13
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2009.

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

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        [X] Yes  [ ] No


     As of August 12, 2009, the issuer had 1,224,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.

                                    FORM 10-Q



                                                                        Page

PART I   FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of June 30, 2009
                 (unaudited) and December 31, 2008.                       3

         Consolidated Statements of Operations and
                 Comprehensive Income for the Three Months and
                 Six Months Ended June 30, 2009 and 2008 (unaudited).     4

         Consolidated Statements of Operations and
                 Comprehensive Income for the Six Months Ended
                 June 30, 2009 and 2008 (unaudited).                      5


         Notes to Condensed Consolidated Financial Statements             6


Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 4T. Controls and Procedures                                         13


PART II  OTHER INFORMATION                                               13

Item 1.  Legal Proceedings                                               13

Item 6.  Exhibits                                                        14

SIGNATURES                                                               16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2009  Dec. 31, 2008
                                                                    (Unaudited)    (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   339,411  $   123,162

    Investments                                                         565,200  $   626,750
                                                                    -----------  -----------

TOTAL ASSETS                                                        $   904,611  $   749,912
                                                                    ===========  ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     8,209  $    15,285
                                                                    -----------  -----------
TOTAL CURRENT LIABILITIES                                                 8,209       15,285
                                                                    -----------  -----------


STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares,
           Issued - none                                                     --           --
   Common stock, $.001 par value; authorized - 30,000,000 shares,
          Issued and outstanding - 1,218,773 on June 30, 2009
          and 1,182,773 shares on December 31, 2008                       1,219        1,183
   Capital in excess of par value                                     2,209,925    2,155,961
    Accumulated deficit                                              (1,663,537)  (1,738,185)
    Accumulated other comprehensive gain                                348,795      315,668
                                                                    -----------  -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    896,402      734,627
                                                                    -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $   904,611  $   749,912
                                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                     2009           2008         2009         2008
                                     -------------------       --------------------
REVENUES
   Investment income                 $     216   $     720     $    300     $ 1,621
   Realized gain on investments        172,440          --      172,440          --
                                     ---------   ---------     --------    --------
TOTAL REVENUES                         172,656         720      172,740       1,621
                                     ---------   ---------     --------    --------
OPERATING EXPENSES
   General and administrative           46,308      18,271       98,093      24,863
                                      --------   ---------     --------    --------
TOTAL EXPENSES                          46,308      18,271       98,093      28,863
                                     ---------   ---------     --------    --------

NET INCOME (LOSS)                      126,348     (17,552)      74,647     (23,242)

OTHER COMPREHENSIVE INCOME/(LOSS)
   Unrealized gain (loss)
       on securities                  (101,417)      6,325       33,127      28,175
                                     ---------   ---------     --------    --------
OTHER COMPREHENSIVE INCOME (LOSS)     (101,417)      6,325       33,127      28,175
                                     ---------   ---------     --------    --------

COMPREHENSIVE INCOME (LOSS)          $  24,931   $ (11,226)    $107,774    $  4,933
                                     =========   =========     ========    ========

NET INCOME (LOSS) PER COMMON SHARE
   Basic and Dilutive                $    .10    $    (.02)    $    .06    $   (.02)
                                     =========   =========     ========    ========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic and Dilutive               1,206,773   1,140,773    1,197,823    1,140,773
                                     =========   =========    =========    =========

          See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                  June 30       June 30
                                                                   2009           2008
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (loss) income                                       $  74,647      $ (23,242)
        Adjustment to reconcile net (loss) income
          to net cash used in operating activities
             Stock issued for professional services                54,000          9,000
             Realized gain on sales of investments               (172,440)            --
        Changes in assets and liabilities
             Decrease in accounts payable
               and accrued expenses                                (7,075)        (6,501)
                                                                ---------      ---------

        Net Cash Used in Operating Activities                     (50,868)       (20,743)
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments                         267,117             --
                                                                ---------      ---------

        Net Cash Provided by Investing Activities                 267,117             --
                                                                ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         216,249         20,743

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                   123,162        186,287
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                       $ 339,411      $ 165,544
                                                                =========      =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

     In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly-owned subsidiary. All inter-company transactions have been eliminated in consolidation.

The accompanying financial statements as of June 30, 2009 and for the three months then ended include the accounts of the Company and its wholly-owned subsidiary.

As of June 30, 2009, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

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


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,663,537 through June 30, 2009. In 1999, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of June 30, 2009, the Company has no principal operations or revenue producing activities.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.


Note 4 - RELATED PARTY TRANSACTIONS

On March 28, 2006, the Company entered into a new employment agreement with Mr. Bronson, that provides Mr. Bronson will serve as President of the Company without an annual salary.

Pursuant to the Consulting Agreement, dated June 6, 2008, between the Company and Catalyst Financial, during the three months ended June 30, 2009, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial an aggregate amount of 18,000 shares of the Company's common stock as follows: (1) 6,000 shares on April 30, 2009, (2) 6,000 shares on May 31, 2009 and (3) 6,000 shares on June 30, 2009.


NOTE 5 - INVESTMENTS

Investments are classified as available for sale according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. These investments had a fair market value of $565,200 and cumulative unrealized gains of $33,127 at June 30, 2009.

Currently, the Company owns 40,000 shares of common stock of Argan, Inc. The valuation of such stock is based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE


Money Market Funds

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.


Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009:

                                                                    Balance at
                               Level 1     Level 2    Level 3     June 30, 2009
                               ------------------------------------------------
Assets

Marketable Equity Securities   $565,200    $   --     $    --       $565,200

Money Market Funds             $339,411    $   --     $    --       $339,411

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of June 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements Disclosure
-------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2008, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

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

     On June 1, 2007, the Company purchased 57,500 shares of Argan common stock at an average price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate amount of 17,500 shares of Argan for gross proceeds of approximately $267,116. At June 30, 2009 the Company's owned 40,000 shares of Argan common stock were valued at $565,200.

     While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Results of Operations
---------------------

     For the three months ended June 30, 2009, the Company has not earned any revenues, except for interest income of $216 and realized gains of $172,440 from the sale of 17,500 shares of Argan stock. For the same period the Company incurred general and administrative expenses of $46,308 resulting in a net gain from operations equal to $126,348. General and administrative expenses for the three months ended June 30, 2009 consisted of costs associated primarily with maintaining the Company's status as a public company, including, without limitation, filing periodic reports with the United States Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

     During the three months ended June 30, 2009, the Company satisfied its working capital needs from cash on hand, cash generated from interest income during the year and gains from investments. As of June 30, 2009, the Company had cash and cash equivalents on hand in the amount of $339,411 and the Company, held 40,000 shares of Argan common stock valued at $565,200.

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



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended June 30, 2009, the Company was not a party to any material legal proceedings.


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

     Pursuant to the Consulting Agreement, during the three months ended June 30, 2009, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial an aggregate amount of 18,000 shares of the Company's common stock as follows: (1) 6,000 shares on April 30, 2009, (2) 6,000 shares on May 31, 2009 and (3) 6,000 shares on June 30, 2009.


Subsequent Event
----------------

     In accordance with the Consulting Agreement, the Company paid Catalyst Financial $5,000 on July 1, 2009 and $5,000 on August 1, 2009. On July 31, 2009 the Company issued 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.


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

Dated: August 12, 2009

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