Form 10-Q
period 2009-09-30
RIDGEFIELD ACQUISITION CORP
filed 2009-11-12
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2009.

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

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        [X] Yes  [ ] No


     As of November 11, 2009, the issuer had 1,242,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.

                                    FORM 10-Q



                                                                        Page

PART I   FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of September 30, 2009
                 (unaudited) and December 31, 2008                        3

         Consolidated Statements of Operations and Comprehensive
                 Income (Loss) for the Three Months and Nine
                 Months Ended September 30, 2009 and 2008 (unaudited)     4

         Statement of Cash Flows for the Nine Months Ended
                 September 30, 2009 and 2008 (unaudited)                  5

         Notes to Condensed Consolidated Financial Statements             6


Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 4T. Controls and Procedures                                         13


PART II  OTHER INFORMATION                                               14

Item 1.  Legal Proceedings                                               14

Item 6.  Exhibits                                                        14

SIGNATURES                                                               16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30, December 31,
                                                                        2009         2008
                                                                    (Unaudited)    (Audited)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   151,453  $   123,162

    Investments                                                         746,962      626,750
                                                                    -----------  -----------

TOTAL ASSETS                                                        $   898,415  $   749,912
                                                                    ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     2,575  $    15,285
                                                                    -----------  -----------
TOTAL CURRENT LIABILITIES                                                 2,575       15,285
                                                                    -----------  -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares,
           Issued - none                                                     --           --
   Common stock, $.001 par value; authorized - 30,000,000 shares,
          Issued and outstanding - 1,236,773 on September 30, 2009
          and 1,182,773 shares on December 31, 2008                       1,237        1,183
   Capital in excess of par value                                     2,236,907    2,155,961
    Accumulated deficit                                              (1,684,998)  (1,738,185)
    Accumulated other comprehensive gain                                342,694      315,668
                                                                    -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                              895,840      734,627
                                                                    -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   898,415  $   749,912
                                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                           Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                          2009            2008            2009           2008
                                      -----------     -----------     -----------    -----------
REVENUES
   Investment income                  $       242     $       594     $       543    $     2,215
   Realized gain on investments            24,901              --         197,341             --
                                      -----------     -----------     -----------    -----------
TOTAL REVENUES                             25,143             594         197,884          2,215
                                      -----------     -----------     -----------    -----------
OPERATING EXPENSES
   General and administrative              46,604          47,901         144,697         72,765
                                      -----------     -----------     -----------    -----------
TOTAL EXPENSES                             46,604          47,901         144,697         72,765
                                      -----------     -----------     -----------    -----------

NET INCOME (LOSS)BEFORE TAXES             (21,461)        (47,307)         53,187        (70,550)

INCOME TAXES                                   --              --              --             --
                                      -----------     -----------     -----------    -----------
NET INCOME(LOSS)                          (21,461)        (47,307)         53,187        (70,550)
                                      ===========     ===========     ===========    ===========
OTHER COMPREHENSIVE INCOME/(LOSS)
   Unrealized gain (loss)
       on securities                       (6,101)        122,475          27,026        122,475
   Reclassification adjustment
       For realized (gain)/loss                --         (28,175)             --             --
                                      -----------     -----------     -----------    -----------
OTHER COMPREHENSIVE INCOME/(LOSS)          (6,101)         94,300          27,026        122,475
                                      -----------     -----------     -----------    -----------

COMPREHENSIVE INCOME/(LOSS)           $   (27,562)    $    46,993     $    80,213    $    51,925
                                      ===========     ===========     ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
   Basic and Dilutive                 $     (0.02)    $      (.04)    $       .06    $      (.06)
                                      ===========     ===========     ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic and Dilutive                  1,224,773       1,158,708       1,206,883      1,147,297
                                      ===========     ===========     ===========    ===========

          See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                              September 30     September 30
                                                                   2009           2008
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (loss) income                                       $  53,187      $ (70,550)
        Adjustment to reconcile net (loss) income
          to net cash used in operating activities
             Stock issued for professional services                81,000         36,000
             Realized gain on sales of investments               (197,341)            --
        Changes in assets and liabilities
             Decrease in accounts payable
               and accrued expenses                               (12,710)        (6,476)
                                                                ---------      ---------

        Net Cash Used in Operating Activities                     (75,864)       (41,026)
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments                         304,729             --
        Purchase of investment securities                        (200,574)            --
                                                                ---------      ---------

        Net Cash Provided by Investing Activities                 104,155             --
                                                                ---------      ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               28,291        (41,026)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                   123,162        186,287
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                       $ 151,453      $ 145,261
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

The accompanying financial statements as of September 30, 2009 and for the three months then ended include the accounts of the Company and its wholly-owned subsidiary.

As of September 30, 2009, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Fair value measurements should be determined based on the assumptions that market participants would use in pricing the asset or liability. A fair value hierarchy has been established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,684,998 through September 30, 2009. As of September 30, 2009, the Company has no principal operations or revenue producing activities.

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

Pursuant to the Consulting Agreement, dated June 6, 2008, between the Company and Catalyst Financial, LLC, during the three months ended September 30, 2009, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial an aggregate amount of 18,000 shares of the Company's common stock as follows: (1) 6,000 shares on July 31, 2009, (2) 6,000 shares on August 31, 2009 and (3) 6,000 shares on September 30, 2009. The expense related to the issuance of these shares was $27,000.


NOTE 5 - INVESTMENTS

Investments are classified as available for sale. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. On July 24, 2009, the Company sold 2,354 of Argan common shares at a price of $16.00 per share or $37,613. These investments had a fair market value of $505,962 and cumulative unrealized gains of $302,674 at September 30, 2009.

On July 2, 2009 the Company purchased 50,000 shares of common stock of FCStone Group, Inc, at a price of $4.0015 a share or $200,575. These investments had a fair market value of $241,000 and cumulative unrealized gains of $40,425 at September 30, 2009.

The valuation of such stock is based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Money Market Funds

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.


Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009:
                                                                   Balance at
Assets                         Level 1    Level 2   Level 3   September 30, 2009
                               -------------------------------------------------
Marketable Equity Securities   $746,962   $   --    $    --         $746,962

Money Market Funds             $151,453   $   --    $    --         $151,453

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of September 30, 2009.


NOTE 7 - INCOME TAXES

The estimate of the effective tax rate is based on projections of income taxes for the full fiscal year. The estimated expense for the period ended September 30, 2009 did not result in a recorded tax provision due to the availability of net operating loss carryforwards.


NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 14,750 shares of IAAC in exchange for its 50,000 shares of FCStone.

Pursuant to the Consulting Agreement, dated June 6, 2008, between the Company and Catalyst Financial, LLC, the Company paid Catalyst Financial $5,000 on October 1, 2009 and $5,000 on November 1, 2009, and on October 31, 2009 the Company issued 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.

We evaluated subsequent events through November 12, 2009, which is the date the financial statements were issued. We are not aware of any significant events, other than those identified above, which occurred subsequent to the balance sheet date but prior to November 12, 2009, that would have a material impact on our financial statements.

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


Investment Strategy
-------------------

     On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company had been earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account. The Company presently holds securities in 2 publicly traded companies.

     On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc. ("Argan") common stock at an average price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate amount of 17,500 shares of Argan for gross proceeds of approximately $267,116. On July 24, 2009 the company sold 2,354 of Argan shares for gross proceeds of $37,613. At September 30, 2009 the Company owned 37,646 shares of Argan common stock valued at $505,962.

    On July 2, 2009 the Company purchased 50,000 shares of FCStone Group, Inc. ("FCStone") common stock at an average price of $4.0015 per share or $200,575. At September 30, 2009 the Company owned 50,000 shares of FCStone common stock valued at $241,000.

     While the Company endeavors to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Subsequent Event
----------------

     On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 14,750 shares of IAAC in exchange for its 50,000 shares of FCStone.


Results of Operations
---------------------

     For the three months ended September 30, 2009, the Company has not earned any revenues, except for interest income of $242 and realized gains of $24,901 from the sale of 2,354 shares of Argan stock. For the same period the Company incurred general and administrative expenses of $46,604 resulting in a net loss from operations equal to $21,461. General and administrative expenses for the three months ended September 30, 2009 consisted of costs associated primarily with our agreement with Catalyst Financial.

    For the nine months ended September 30, 2009 the Company has not earned any Revenues except for interest income of $543 and realized gains of $197,341 from the sale of 19,854 shares of Argan stock. For the same period the Company incurred general and administrative expenses of $144,697 resulting in a net income equal to $53,187. General and administrative expenses for the nine months ended September 30, 2009 consisted of costs associated primarily with our agreement with Catalyst Financial.


Liquidity and Capital Resources
-------------------------------

     During the three months ended September 30, 2009, the Company satisfied its working capital needs from cash on hand, cash generated from interest income during the year and gains from investments. As of September 30, 2009, the Company had cash and cash equivalents on hand in the amount of $151,453 and the Company, held 37,646 shares of Argan common stock valued at $505,962 and 50,000 shares of FCStone common stock valued at $241,000.

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

     As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended September 30, 2009, the Company was not a party to any material legal proceedings.


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

     Pursuant to the Consulting Agreement, during the three months ended September 30, 2009, the Company paid Catalyst Financial $15,000 and issued Catalyst Financial an aggregate amount of 18,000 shares of the Company's common stock as follows: (1) 6,000 shares on July 31, 2009, (2) 6,000 shares on August 31, 2009 and (3) 6,000 shares on September 30, 2009.

Subsequent Event
----------------

     In accordance with the Consulting Agreement, the Company paid Catalyst Financial $5,000 on October 1, 2009 and $5,000 on November 1, 2009, and on October 31, 2009 the Company issued 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial.


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

Dated:  November 12, 2009

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