Form 10-K
period 2009-12-31
RIDGEFIELD ACQUISITION CORP
filed 2010-03-30
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2009


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


         225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 362-5385
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                 Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $357,448. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.


As of March 26, 2010, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $.001 per share.

                          RIDGEFIELD ACQUISITION CORP.
                                    FORM 10-K


                                Table of Contents
                                                                      Page


PART I                                                                  4

ITEM 1.  BUSINESS.                                                      4

ITEM 1A. RISK FACTORS.                                                  6

ITEM 2.  PROPERTIES.                                                   12

ITEM 3.  LEGAL PROCEEDINGS.                                            13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          13


PART II                                                                13

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
         EQUITY SECURITIES.                                            13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.                   17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.                          18

ITEM 9A. CONTROLS AND PROCEDURES.                                      18

ITEM 9B. OTHER INFORMATION.                                            20


PART III                                                               20

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.       20

ITEM 11. EXECUTIVE COMPENSATION.                                       22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.               24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         AND DIRECTOR INDEPENDENCE.                                    25

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                       26

ITEM 15. EXHIBITS.                                                     27


SIGNATURES.                                                            29

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

        As of December 31, 2009, Bio-Medical had 45,000,000 shares of capital stock authorized for issuance consisting of (1) 40,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

      Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the year ended December 31, 2009 the Company has earned no revenues other than interest income and income from investments.

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


Investment Strategy
-------------------

      On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company had been earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account. The Company presently holds securities in two publicly traded companies.

      On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc. ("Argan") common stock at an average price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate amount of 17,500 shares of Argan for gross proceeds of $267,116. On July 24, 2009 the Company sold 2,354 of Argan shares for gross proceeds of $37,613. On December 30, 2009 the Company sold 10,000 shares of Argon for gross proceeds of approximately $139,871 and on December 31, 2009, the Company sold 2,500 shares of Argon for gross proceeds of approximately $35,449. At December 31, 2009 the Company owned 25,146 shares of Argan common stock valued at approximately $361,851.

      On July 2, 2009 the Company purchased 50,000 shares of FCStone Group, Inc. ("FCStone") common stock at an average price of $4.0015 per share or $200,575. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 14,750 shares of IAAC in exchange for its 50,000 shares of FCStone. At December 31, 2009 the Company owned 14,750 shares of IAAC common stock valued at $214,465.

      While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Employees
---------

      As of March 26, 2010, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources
---------------------------------

      The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2009 and December 31, 2008. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is investment income and interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target"). There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company may not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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


Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

      As of March 22, 2010, Mr. Bronson beneficially owns and controls 1,034,549 shares of common stock of the Company, representing approximately 82% of the issued and outstanding shares of common stock and approximately 82% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

There Exist Conflicts of Interest
Relating to Mr. Bronson's Commitment to the Company
---------------------------------------------------

      Mr. Bronson is not required to commit his full time to the affairs of the Company. Mr. Bronson will have conflicts of interest in allocating management time among various business activities. Additionally, Mr. Bronson is the president, director and principal shareholder of two publicly traded companies, 4net Software, Inc. and BKF Capital Group, Inc. that are also engaged in seeking to consummate a merger, acquisition or other business combination transaction. As a result, the consummation of an Acquisition may require a greater period of time than if Mr. Bronson devoted his full time to the Company's affairs. However, Mr. Bronson will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Targets and the negotiation and consummation of Acquisitions and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target or is engaged in active negotiation and consummation of an Acquisition.


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


There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

      The Company's Certificate of Incorporation authorizes the issuance of 30,000,000 shares of common stock. As of March 22, 2010, the Company had 1,260,773 shares of common stock issued and outstanding and 28,739,227 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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


ITEM 2. PROPERTIES.

      Between January 1, 2009 and February 28, 2010, the Company maintained its principal offices at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432. The Company paid a monthly fee of $100 per month to BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.

      Between January 5, 2004 and December 31, 2008, the Company maintained its principal offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company was using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC waived the payment of any rent by the Company for use of the offices.


Subsequent event.

      Effective March 1, 2010 the Company relocated its principal offices to 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month to BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.

ITEM 3. LEGAL PROCEEDINGS.

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2009 and December 31, 2008.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2009.



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


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                High ($)              Low ($)
         ------------------              ------------          -----------

           2009
         Fourth Quarter                      2.00                  1.05
         Third Quarter                       2.00                  2.00
         Second Quarter                      2.00                  1.50
         First Quarter                       1.50                  1.50

           2008
         Fourth Quarter                      1.50                  1.50
         Third Quarter                       1.50                  1.50
         Second Quarter                      1.50                  1.50
         First Quarter                       2.00                  1.50


      As of March 26, 2010, the bid and ask price of the Company's common stock was $1.15 and $2.50, respectively.

      (b) HOLDERS. As of March 26, 2010, the Company had approximately 653 shareholders of record of its common stock, $0.001 par value.

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

      On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc. ("Argan") common stock at an average price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate amount of 17,500 shares of Argan for gross proceeds of $267,116. On July 24, 2009 the Company sold 2,354 of Argan shares for gross proceeds of $37,613. On December 30, 2009 the Company sold 10,000 shares of Argon for gross proceeds of approximately $139,871 and on December 31, 2009, the Company sold 2,500 shares of Argon for gross proceeds of approximately $35,449. At December 31, 2009 the Company owned 25,146 shares of Argan common stock valued at approximately $361,851.

      On July 2, 2009 the Company purchased 50,000 shares of FCStone Group, Inc. ("FCStone") common stock at an average price of $4.0015 per share or $200,575. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 14,750 shares of IAAC in exchange for its 50,000 shares of FCStone. At December 31, 2009 the Company owned 14,750 shares of IAAC common stock valued at $214,465.

      While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Subsequent Event
----------------

      As of March 26, 2010, the Company held no shares or Argan and 10,000 Shares of IAAC.

Results of Operations
---------------------

      During the year ended December 31, 2009 ("Fiscal 09"), the Company earned no revenues from operations and generated interest income of $710 compared to no revenues from operations and interest income in the amount of $2,597 for the year ended December 31, 2008 ("Fiscal 08").

      During Fiscal 09, the Company incurred expenses of $201,728, an increase of $67,582 compared to expenses of $134,146 for Fiscal 08. The increase was due primarily to the Company's entry into the Consulting Agreement with Catalyst Financial, LLC. During Fiscal 09, the Company had realized gains on investment of $305,160 and other comprehensive loss of $76,120 based on its investment in securities.

      For Fiscal 09, the Company earned net operating income of $104,142 compared to a net operating loss of ($131,549) for Fiscal 08.


Liquidity and Capital Resources
-------------------------------

      During Fiscal 09, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of December 31, 2009, the Company had cash on hand of $307,409. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

      Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2009.

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

       The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2009, the Company's procedures of internal control over financial reporting were effective.

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


Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

      None.


                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2009. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        44     Chairman, Chief Executive Officer and President
Leonard Hagan            58     Director
Kenneth Schwartz         54     Director


      Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. Mr. Bronson acts as the manager of the Catalyst Fund, L.P., a Delaware limited partnership, that is a privately held hedge fund. In addition, Mr. Bronson is an officer, director and principal shareholder of 4net Software, Inc. and BKF Capital Group, Inc. both publicly traded corporations.

      Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Mallory Capital Group, LLC, Fieldstone Services Corp., Livingston Securities, LLC, FG Healthco Securities LLC and Danske Markets, Inc. Mr. Hagan is also a director of 4net Software, Inc. and BKF Capital Group, Inc. both publicly traded corporations.

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


Meetings and Committees of the Board of Directors
-------------------------------------------------

      During the year ended December 31, 2009, the Board of Directors held no meetings. In view of the Company's lack of operations, during the year ended December 31, 2009, the Board of Directors did not form any committees. During the year ended December 31, 2009, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


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

      To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table(1)

      The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position        Fiscal year   Annual Salary    Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President       2009            $0                0              0
                        2008            $0                0              0
                        2007            $0                0              0


----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

      The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2009. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.


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

      Long Term Incentive Plan. The Company has no long-term incentive plan.


Aggregate Option Exercises in Fiscal 09 and Fiscal 09 Option Values

      The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2009, by each of the Named Executive Officers.

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


Compensation of Directors
-------------------------

      For the year ended December 31, 2009, no cash compensation was paid to our directors for their services as directors.

Employment Contracts
--------------------

      On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference. Mr. Bronson's employment agreement automatically renewed for one year periods April 1, 2007, April 1, 2008 and April 1, 2009. The terms of such Employment Agreement include the following:

Name                       Title        Salary/Year       Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President        0             1 year


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of March 26, 2010 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.


                                                     Number of       Percent
Name and Address           Company Position        Shares owned      of class
----------------           ----------------        ------------      --------
Steven N. Bronson          Chairman, CEO           1,034,549(2)         82%
                           and President

Kenneth Schwartz           Director                   32,500(3)        2.7%

Leonard Hagan              Director                   15,000           1.1%

All directors and executive
officers a group (3 persons)                       1,082,049           85.8%
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

      In consideration for the consulting services rendered and to be rendered by the Catalyst Financial, the Company shall: (1) pay Catalyst Financial a monthly fee in the amount of $5,000 commencing on June 6, 2008 and continuing thereafter on the first day of each successive month until January 1, 2010, and
(2) the Company shall issue Catalyst Financial a total of 120,000 shares of the Company's common stock, $.001 par value (the "Shares"). The Shares shall be issued to Catalyst Financial and shall vest at a rate of 6,000 shares per month commencing on June 30, 2008 and an additional 6,000 shares shall vest on the last day of each successive month thereafter until January 31, 2010. The above is just a summary of the Consulting Agreement, readers are referred to the actual Consulting Agreement for all of its terms and conditions. A copy of the Consulting Agreement is attached as Exhibit 10.19 to a Form 8-K, dated June 9, 2008. During 2009 the Company paid Catalyst Financial $60,000 and issued Catalyst Financial 72,000 shares of common stock pursuant to the Consulting Agreement.

      Between January 1, 2009 and February 28, 2010, the Company maintained its principal offices at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432. The Company paid a monthly fee of $100 per month BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.

      Between January 5, 2004 and December 31, 2008, the Company maintained its principal offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company was using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC waived the payment of any rent by the Company for use of the offices.

Subsequent Events.

      Since January 1, 2010, pursuant to the Consulting Agreement, the Company paid Catalyst Financial $5,000 and issued Catalyst Financial 6,000 shares of the Company's common stock. Effective January 31. 2010, the Consulting Agreement terminated.

      Effective March 1, 2010 the Company relocated its principal offices to 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

      The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $10,000 for 2009 and $10,000 2008.


Audit-Related Fees.
------------------

      None.


Tax Fees.
--------

      None.


All Other Fees.
--------------

      None.

      The audit committee approved the engagement of Mark Bailey & Co., Ltd. in the preparation of the Company's tax returns for fiscal year 2009.

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

Dated: March 29, 2010

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


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 29, 2010
of the Board of Directors
Principal Executive Officer
March 29, 2010


/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 29, 2010

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number        Description of Document
------        -----------------------

  31 President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            Page

Reports of Independent Registered Public Accounting Firm                   F - 2

Consolidated Balance Sheets
       December 31, 2009 and 2008                                          F - 3

Consolidated Statements of Operations and Comprehensive Income (Loss)
       Years Ended December 31, 2009 and 2008                              F - 4

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2009 and 2008                              F - 5

Consolidated Statements of Cash Flows
       Years Ended December 31, 2009 and 2008                              F - 6

Notes to Consolidated Financial Statements                                 F - 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Ridgefield Acquisition Corp.


We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp.(Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. Ridgefield Acquisition Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




Mark Bailey & Company, Ltd.
Reno, Nevada
March 29, 2010

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                       2009           2008
                                                                    -----------    -----------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   307,409    $   123,162

   Investments                                                          576,316        626,750
                                                                    -----------    -----------

TOTAL ASSETS                                                        $   883,725    $   749,912
                                                                    ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    13,076    $    15,285
                                                                    -----------    -----------
TOTAL CURRENT LIABILITIES                                                13,076         15,285
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES                                              --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares
          Issued - none                                                    --             --
   Common stock, $.001 par value; authorized - 30,000,000 shares
          Issued and outstanding - 1,254,773 on December 31, 2009
          and 1,182,773 shares on December 31, 2008                       1,255          1,183
   Capital in excess of par value                                     2,263,889      2,155,961
   Accumulated deficit                                               (1,634,043)    (1,738,185)
   Accumulated other comprehensive gain                                 239,548        315,668
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                              870,649        734,627
                                                                    -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   883,725    $   749,912
                                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                       Years Ended
                                                       December 31,
                                                   2009           2008
                                               -----------    -----------

REVENUES
    Interest income                            $       710    $     2,597
    Realized gain on investments                   305,160           --
                                               -----------    -----------
        Total Revenues                             305,870          2,597
                                               -----------    -----------

OPERATING EXPENSES
    General and administrative                     201,728        134,146

                                               -----------    -----------
        Total Expenses                             201,728        134,146
                                               -----------    -----------

NET INCOME (LOSS)                                  104,142       (131,549)
                                               -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on investments          (76,120)      (140,875)

                                               -----------    -----------

COMPREHENSIVE INCOME (LOSS)                    $    28,022    $  (272,424)
                                               ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE
    Basic                                      $      .09     $      (.11)
                                               ===========    ===========
    Dilutive                                   $      .09     $      (.11)
                                               ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                        1,221,929      1,151,458
                                               ===========    ===========
    Dilutive                                     1,221,929      1,151,458
                                               ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock          Capital in                    Other
                            -------------------------    Excess of    Accumulated  Comprehensive
                               Shares        Amount      Par Value      Deficit     Income/(Loss)    Totals
                            -----------   -----------   -----------   ----------    ------------  -----------
Balance, December 31, 2007    1,140,773   $     1,141   $ 2,093,003   ($1,606,636)      456,543   $   944,051
                            ===========   ===========   ===========  ============   ===========   ===========
Issuance of Common Stock         42,000            42        62,958                                    63,000
Other Comprehensive
Income
  Changes in unrealized
  Gain (loss)                      --            --           --           --          (140,875)     (140,875)
Net Loss                           --            --           --         (131,549)        --         (131,549)
                            -----------   -----------   -----------  ------------   -----------   -----------

Balance, December 31, 2008    1,182,773   $     1,183   $ 2,155,961   ($1,738,185)  $   315,668   $   734,627
                            ===========   ===========   ===========  ============   ===========   ===========

Issuance of Common Stock         72,000            72       107,928                                   108,000
Other Comprehensive
Income
  Changes in unrealized
  Gain (loss)                      --            --           --          --            (76,120)      (76,120)
Net Income                         --            --           --          104,142         --          104,142
                            -----------   -----------   -----------  ------------   -----------   -----------

Balance, December 31, 2009    1,254,773   $     1,255   $ 2,263,889   ($1,634,043)      239,548   $   870,649
                            ===========   ===========   ===========  ============   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended
                                                                               December 31,
                                                                             2009        2008
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITES
     Net income (loss)                                                    $ 104,142    $(131,549)
     Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Stock issuance for professional services                          108,000       63,000
          Realized gain on investments                                     (305,160)        --
          Changes in assets and liabilities
           (Decrease)/increase in accounts payable and accrued expenses      (2,209)       5,424
                                                                          ---------    ---------

          Net cash used in operating activities                             (95,227)     (63,125)
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of investments                                         (200,574)        --
          Proceeds from sales of investments                                480,048         --
                                                                          ---------    ---------

     Net cash provided by  investing activities                             279,474         --
                                                                          ---------    ---------



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        184,247      (63,125)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                123,162      186,287
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 307,409    $ 123,162
                                                                          =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2009 AND 2008



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2009 the Company incurred $108,000 in expenses related to the issuance of 72,000 shares for consulting fees paid to Catalyst Financial, see Note 7.


During the year ended December 31, 2008 the Company incurred $63,000 in expenses related to the issuance of 42,000 shares for consulting fees paid to Catalyst Financial, see Note 7.










The accompanying notes are an integral part of these consolidated financial statements.
                                   F-7

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Ridgefield Acquisition Corp. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1983. Effective June 23, 2006, the Company was reincorporated under the laws of the State of Nevada through the merger of the Company with a wholly-owned subsidiary of the Company. The Company had been engaged in the design, manufacture and marketing of robotic workstations for the electronics industry, including routing and depaneling workstations predominately to entities in North America and the Pacific Rim. Since July 2000, the Company has suspended all operations, except for necessary administrative matters including filing period reports with the SEC.

         Effective October 1, 2008, the Company ceased to be treated as a development stage company as defined by the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC")
         Section 915, Development Stage Enterprises.


         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly-owned subsidiary. All inter-company transactions have been eliminated in consolidation.

         In 1999, the Company sold all of its assets relating to its historical line of business and in 2000 abandoned its research and development efforts on a micro-robotic device. As of December 31, 2009, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         INCOME TAXES

         The Company applies the provisions of ASC Section 740, Income Taxes. This section requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. This section also clarifies and sets forth rules for accounting for uncertain tax positions.


         INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted loss per share for 2009.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

         OTHER COMPREHENSIVE INCOME (LOSS)

         The Company presents other comprehensive income in accordance with ASC
         Section 220, Comprehensive Income. This section requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of position. The Company reports its unrealized gains and losses on investments in securities as other comprehensive income (loss) in its financial statements.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company uses the following hierarchy to prioritize the inputs used in measuring fair value in accordance with ASC Section 820, Fair Value Measurements and Disclosures.

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

         Financial instruments including cash and cash equivalents and accounts payable and accrued expenses are carried in the financial statements at amounts that approximate fair value at December 31, 2009. Investments were valued using Level 1 inputs.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company maintains cash and cash equivalents accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The investments are concentrated in two securities at December 31, 2009, which are subject to risks of the market as a whole.

         NEW ACCOUNTING STANDARDS

         There are no new accounting standards that are expected to have a significant impact on the Company.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - BASIS OF ACCOUNTING / GOING CONCERN

         The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,634,043 through December 31, 2009. As discussed in Note 1, the Company, in 1999, sold all of its assets relating to its historical line of business and abandoned, in 2000, its efforts in the research and development of a micro-robotic device. As of December 31, 2009, the Company has no principal operations or revenue producing activities.

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


         NOTE 3 - INVESTMENTS

         Investments are classified as available-for-sale according to the provisions of ASC Section 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments.

         On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc. ("Argan") common stock at an average price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate Amount of 17,500 shares of Argan for gross proceeds of approximately $267,116. On July 24, 2009 the Company sold 2,354 of Argan shares for gross proceeds of $37,613. On December 30, 2009 the Company sold 10,000 shares of Argan for gross proceeds of approximately $139,871 and on December 31, 2009, the Company sold 2,500 shares of Argon for gross proceeds of approximately $35,449. At December 31, 2009 the Company owned 25,146 shares of Argan common stock valued at approximately $361,851.

         On July 2, 2009 the Company purchased 50,000 shares of FCStone Group, Inc. ("FCStone") common stock at an average price of $4.0015 per share or $200,575. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 14,750 shares of IAAC in exchange for its 50,000 shares of FCStone. At December 31, 2009 the Company owned 14,750 shares of IAAC common stock valued at $214,465.

         As of December 31, 2009, the Company's investments had a fair market value of approximately $576,316.

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

         During 2009, the Company issued 72,000 shares of its common stock to Catalyst Financial for consulting fees.


         OPTIONS

         In 2003, the Company issued an option to Steven N. Bronson to purchase 150,000 shares of the Company's common stock at the purchase price of $1.65, which was 110% percent of the closing bid price on March 21, 2003 and such option is exercisable for a period of 5 years.


         The status of outstanding options granted by the Company is as follows:

                                                             No.   Weighted Avg.
                                                             of      Exercise
                                                           Shares     Price


           Options Outstanding - December 31, 2007         150,000     1.65
                                  (150,000 exercisable)    -------

           Options Granted in 2008 -                           --        --

           Options Exercised in 2008 -                         --        --

           Options Forfeited in 2008 -                     150,000     1.65
                                                           -------

           Options Outstanding - December 31, 2008             --        --
                                                           -------


         NOTE 5 - INCOME TAXES

         At December 31, 2009, the Company has Federal net operating loss carryforwards totaling approximately $1,200,000, that may be offset against future taxable income through 2029 and begin to expire in 2009. Due to the change in control of the Company in March 2000, the Company's ability to realize the tax benefits from the net operating losses and research and development credits prior to that date may be significantly limited.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES (continued)

         The Company has fully reserved the tax benefits of these operating losses and credits because the likelihood of realization of the tax benefits cannot be determined. These carryforwards and credits are subject to review by the Internal Revenue Service. The approximately $418,000 tax benefit of the loss carryforward has been offset by a deferred tax liability of approximately $82,000 related to unrealized investment gains and a valuation allowance of $336,000. For the year ended December 31, 2008 the $453,000 tax benefit from loss carryforwards was offset by a deferred tax liability of $107,000 related to unrealized investment gains and a valuation allowance of $346,000. Therefore, there is no current or deferred tax expense for the years ended December 31, 2009 and 2008.

         A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 34% is as follows:

                                                  Year Ended December 31,
                                                      2009       2008
                                                      ----       ----

         Expected income tax (benefit)              $  9,528  $ (92,624)
         Increase/Decrease in income
           tax resulting from:
         Unrealized gains/losses on investments       25,880     47,898
         State taxes                                     --      (9,852)
         Change in NOL                               (35,408)    54,578
                                                    --------  ---------
                  Income tax expense                $    --   $     --

         The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities.


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

         As consideration for the consulting services rendered and to be rendered by the Catalyst Financial, the Company shall: (1) pay Catalyst Financial a monthly fee in the amount of $5,000 commencing on June 6, 2008 and continuing thereafter on the first day of each successive month until January 1, 2010, and (2) the Company shall issue Catalyst Financial a total of 120,000 shares of the Company's common stock, $.001 par value (the "Shares"). The Shares shall be issued to Catalyst Financial and shall vest at a rate of 6,000 shares per month commencing on June 30, 2009 and an additional 6,000 shares shall vest on the last day of each successive month thereafter until January 31, 2010.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

         During 2009, the Company paid fees to Catalyst Financial of $60,000 and issued 72,000 shares of the Company's stock to Catalyst Financial with an associated expense of $108,000.

         During 2003, the President was granted options to purchase 150,000 shares of the Company's common stock at an exercise price of 110% of the closing market price as of the date of grant, for a period of five years. The options were not exercised and expired on March 20, 2008.

         Between January 1, 2009 and February 28, 2010, the Company maintained its principal offices at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432. The Company paid a monthly fee of $100 per month BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.


NOTE 8 -Subsequent Events.


         In accordance with the Consulting Agreement, on January 1, 2010, the Company paid Catalyst Financial $5,000 and on January 31, 2010 the Company delivered 6,000 shares of the Company's common stock, $.001 par value, to Catalyst Financial. Effective January 31, 2010, the Consulting Agreement terminated.

         Effective March 1, 2010 the Company relocated its principal offices to 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.