Form 10-Q
period 2010-03-31
RIDGEFIELD ACQUISITION CORP
filed 2010-05-13
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2010.

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



         225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
         --------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


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

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            [X] Yes  [ ] No


     As of May 12, 2010, the issuer had 1,260,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.

                                    FORM 10-Q



                                                                        Page

PART I   FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of March 31, 2010
                 (unaudited) and December 31, 2009                        3

         Consolidated Statements of Operations and Comprehensive
                 Income (Loss) for the Three Months Ended
                 March 31, 2010 and 2009 (unaudited)                      4

         Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2010 and 2009 (unaudited)         5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 4T. Controls and Procedures                                         13


PART II  OTHER INFORMATION                                               14

Item 1.  Legal Proceedings                                               14

Item 6.  Exhibits                                                        14

SIGNATURES                                                               16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,  December 31,
                                                                        2010        2009
                                                                    (Unaudited)   (Audited)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   742,798  $   307,409

    Investments                                                         149,800      576,316
                                                                    -----------  -----------

TOTAL ASSETS                                                        $   892,598  $   883,725
                                                                    ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     5,575  $    13,076
                                                                    -----------  -----------
TOTAL CURRENT LIABILITIES                                                 5,575       13,076
                                                                    -----------  -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares,
           Issued - none                                                     --           --
   Common stock, $.001 par value; authorized - 30,000,000 shares,
          Issued and outstanding - 1,260,773 on March 31, 2010
          and 1,254,773 shares on December 31, 2009                       1,261        1,255
   Capital in excess of par value                                     2,272,883    2,263,889
    Accumulated deficit                                              (1,400,533)  (1,634,043)
    Accumulated other comprehensive gain                                 13,412      239,548
                                                                    -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                              887,023      870,649
                                                                    -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   892,598  $   883,725
                                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                    March 31,
                                                             2010            2009
                                                         -----------     -----------
REVENUES
   Investment income                                     $       144     $        85
   Realized gain on investments                              246,400              --
                                                         -----------     -----------
TOTAL REVENUES                                               246,544              85
                                                         -----------     -----------
OPERATING EXPENSES
   General and administrative                                 13,034          51,785
                                                         -----------     -----------
TOTAL EXPENSES                                                13,034          51,785
                                                         -----------     -----------

NET INCOME (LOSS)BEFORE TAXES                                233,510         (51,700)

INCOME TAXES                                                      --              --
                                                         -----------     -----------
NET INCOME(LOSS)                                             233,510         (51,700)
                                                         ===========     ===========
OTHER COMPREHENSIVE INCOME/(LOSS)
   Unrealized gain (loss)
       on securities                                        (226,136)        134,544
                                                         -----------     -----------
OTHER COMPREHENSIVE INCOME/(LOSS)                           (226,136)        134,544
                                                         -----------     -----------

COMPREHENSIVE INCOME/(LOSS)                              $     7,374     $    82,844
                                                         ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
   Basic and Dilutive                                    $       .19     $      (.04)
                                                         ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic and Dilutive                                     1,260,773       1,188,773
                                                         ===========     ===========

          See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                           March 31        March 31
                                                             2010            2009
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (loss) income                                 $ 233,510       $ (51,700)
        Adjustment to reconcile net (loss) income
          to net cash used in operating activities
             Stock issued for professional services           9,000          27,000
             Realized gain on sales of investments         (246,400)           --
        Changes in assets and liabilities
             Decrease/increase in accounts payable
               and accrued expenses                          (7,502)            801
                                                          ---------       ---------

        Net Cash Used in Operating Activities               (11,392)        (23,899)
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments                   446,781            --
                                                          ---------       ---------

        Net Cash Provided by Investing Activities           446,781            --
                                                          ---------       ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        435,389         (23,899)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS             307,409         123,162
                                                          ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                 $ 742,798       $  99,263
                                                          =========       =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2009.

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

The accompanying financial statements as of March 31, 2010 and for the three months then ended include the accounts of the Company and its wholly-owned subsidiary.

As of March 31, 2010, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


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


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,400,533 through March 31, 2010. As of March 31, 2010, the Company has no principal operations or revenue producing activities.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies a portion of the premises occupied by BKF Capital Group, Inc. at 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432 on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's president, is the president of BKF Capital Group, Inc.

On March 28, 2006, the Company entered into an employment agreement with Mr. Bronson, that provides Mr. Bronson will serve as President of the Company without an annual salary.

Pursuant to the Consulting Agreement, dated June 6, 2008, between the Company and Catalyst Financial, LLC, during the three months ended March 31, 2010, the Company issued Catalyst Financial an aggregate amount of 6,000 shares of the Company's common stock. The expense related to the issuance of these shares was $9,000. The agreement expired on January 31, 2010.


NOTE 5 - INVESTMENTS

Investments are classified as available for sale. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate amount of 17,500 shares of Argan for gross proceeds of approximately $267,116. On July 24, 2009, the Company sold 2,354 of Argan shares for gross proceeds of approximately $37,613. On December 30, 2009, the Company sold 10,000 shares of Argan for gross proceeds of approximately $139,871 and on December 31, 2009, the Company sold 2,500 shares of Argan for gross proceeds of approximately $35,449. Between January 4, 2010 and January 14, 2010, the Company sold the remaining 25,146 shares of Argan for gross proceeds of approximately $365,845.

On July 2, 2009 the Company purchased 50,000 shares of common stock of FCStone Group, Inc, at a price of $4.0015 a share or $200,575. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009, the Company received 14,750 share of IAAC in exchange for its 50,000 shares of FCStone. On March 10, 2010, the Company sold 4,750 shares of IAAC for gross proceeds of approximately $80,936. Subsequent to the quarter ending March 31, 2010, the Company sold the remaining 10,000 shares in IAAC for gross proceeds of approximately $162,121.

The valuation of such stock is based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Money Market Funds

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 30, 2010:

                                                                   Balance at
Assets                         Level 1    Level 2   Level 3     March 31, 2010
                               -------------------------------------------------
Marketable Equity Securities   $149,800   $   --    $    --         $149,800

Money Market Funds             $742,798   $   --    $    --         $742,798

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of March 31, 2010.


NOTE 7 - INCOME TAXES

The estimate of the effective tax rate is based on projections of income taxes for the full fiscal year. The estimated expense for the period ended March 31, 2010 did not result in a recorded tax provision due to the availability of net operating loss carryforwards.


NOTE 8 - SUBSEQUENT EVENTS

On April 21, 2010, the Company sold the remaining 10,000 shares of IAAC for gross proceeds of approximately $162,121.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements Disclosure
-------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2009, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2009.


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


Investment Strategy
-------------------

     On August 25, 2003, the Board of Directors of the Company authorized the Company to invest a portion of the Company's cash in marketable securities in an effort to realize a greater rate of return than the Company had been earning in light of historically low interest rates. The Board directed that management maintain at least $40,000 of the Company's cash in a federally insured bank or money market account. The Company presently does not hold any securities of any publicly traded company.

     On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc., a publicly traded holding company, at a price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate amount of 17,500 shares of Argan for gross proceeds of Approximately $267,116. On July 24, 2009, the Company sold 2,354 of Argan shares for gross proceeds of approximately $37,613. On December 30, 2009, the Company sold 10,000 shares of Argan for gross proceeds of approximately $139,871 and on December 31, 2009, the Company sold 2,500 shares of Argan for gross proceeds of approximately $35,449. Between January 4, 2010 and January 14, 2010, the Company sold the remaining 25,146 shares of Argan for a gross proceeds of approximately $365,845. As of March 31, 2010, the Company did not hold any shares of Argan.

     On July 2, 2009 the Company purchased 50,000 shares of common stock of FCStone Group, Inc, at a price of $4.0015 a share or $200,575. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009, the Company received 14,750 share of IAAC in exchange for its 50,000 shares of FCStone. On March 10, 2010, the Company sold 4,750 shares of IAAC for gross proceeds of approximately $80,936. As of March 31, 2010, the Company held 10,000 shares of IAAC.

     While the Company endeavors to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Subsequent Event
----------------

     On April 21, 2010, the Company sold the remaining 10,000 shares of IAAC for gross proceeds of approximately $162,121.


Results of Operations
---------------------

     For the three months ended March 31, 2010, the Company has not earned any revenues, except for interest income of $144 and realized gains of $246,400 from the sale of shares of Argan and IAAC stock. For the same period the Company incurred general and administrative expenses of $13,034 resulting in a net gain from operations equal to $233,510. General and administrative expenses for the three months ended March 31, 2010 consisted of costs associated primarily with our agreement with Catalyst Financial.


Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 2010, the Company satisfied its working capital needs from cash on hand, cash generated from interest income during the year and gains from investments. As of March 31, 2010, the Company had cash and cash equivalents on hand in the amount of $742,798 and the Company, held 10,000 shares of IAAC common stock valued at $149,800.

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

     As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2010, the Company was not a party to any material legal proceedings.


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

     In consideration for the consulting services rendered and to be rendered by the Catalyst Financial, the Company shall: (1) pay Catalyst Financial a monthly fee in the amount of $5,000 commencing on June 6, 2008 and continuing thereafter on the first day of each successive month until January 1, 2010, and (2) the Company shall issue Catalyst Financial a total of 120,000 shares of the Company's common stock, $.001 par value (the "Shares"). The Shares shall be issued to Catalyst Financial and shall vest at a rate of 6,000 shares per month commencing on June 30, 2008 and an additional 6,000 shares shall vest on the last day of each successive month thereafter until January 31, 2010. The above is just a summary of the Consulting Agreement, readers are referred to the actual Consulting Agreement for all of its terms and conditions. A copy of the Consulting Agreement is attached as Exhibit 10.19 to the Company's Form 8-K, dated June 9, 2008.

     Pursuant to the Consulting Agreement, during the three months ended March 31, 2010, the Company paid Catalyst Financial $5,000 on January 1, 2010 and issued Catalyst Financial an aggregate amount of 6,000 shares of the Company's common stock on January 31, 2010, respectively. The Consulting Agreement terminated on January 31, 2010.


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

     Dated: May 12, 2010

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