Form 10-Q
period 2010-09-30
RIDGEFIELD ACQUISITION CORP
filed 2010-11-15
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2010.

                                       or

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

      For the transition period from             to
                                     -----------    ----------


                         Commission File No. -- 0-16335


                          Ridgefield Acquisition Corp.
              -----------------------------------------------------
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

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 [X] Yes  [ ] No


     As of November 11, 2010, the issuer had 1,260,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.

                                    FORM 10-Q



                                                                        Page

PART I   FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of September 30, 2010
                 (unaudited) and December 31, 2009                        3

         Consolidated Statements of Operations and Comprehensive
                 Income (Loss) for the Three Months and Nine Months
                 Ended September 30, 2010 and 2009 (unaudited)            4

         Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2010 and 2009 (unaudited)            5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 4T. Controls and Procedures                                         13


PART II  OTHER INFORMATION                                               14

Item 1.  Legal Proceedings                                               14

Item 6.  Exhibits                                                        14

SIGNATURES                                                               16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,  December 31,
                                                                        2010        2009
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   893,140  $   307,409

    Investments                                                              --      576,316
                                                                    -----------  -----------

TOTAL ASSETS                                                        $   893,140  $   883,725
                                                                    ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     3,875  $    13,076
                                                                    -----------  -----------
TOTAL CURRENT LIABILITIES                                                 3,875       13,076
                                                                    -----------  -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares,
           Issued - none                                                     --           --
   Common stock, $.001 par value; authorized - 30,000,000 shares,
          Issued and outstanding - 1,260,773 on September 30, 2010
          and 1,254,773 shares on December 31, 2009                       1,261        1,255
   Capital in excess of par value                                     2,272,883    2,263,889
    Accumulated deficit                                              (1,384,879)  (1,634,043)
    Accumulated other comprehensive gain                                     --      239,548
                                                                    -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                              889,265      870,649
                                                                    -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   893,140  $   883,725
                                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                     September 30,
                                                     2010            2009            2010             2009
                                                 -----------     -----------     -----------      -----------
REVENUES
   Investment income                              $     1,588     $       242          2,405              543
   Realized gain on investments                            --          24,901        272,134          197,341
                                                  -----------     -----------    -----------      -----------
TOTAL REVENUES                                          1,588          25,143        274,539          197,884
                                                  -----------     -----------    -----------      -----------
OPERATING EXPENSES
   General and administrative                           4,101          46,604         25,375          144,697
                                                  -----------     -----------    -----------      -----------
TOTAL EXPENSES                                          4,101          46,604         25,375          144,697
                                                  -----------     -----------    -----------      -----------

NET INCOME/(LOSS) BEFORE TAXES                         (2,513)        (21,461)       249,164           53,187

INCOME TAXES                                              --               --             --               --
                                                  -----------     -----------    -----------      -----------
NET INCOME/(LOSS)                                      (2,513)        (21,461)       249,164           53,187
                                                  ===========     ===========    ===========      ===========
OTHER COMPREHENSIVE INCOME/(LOSS)
   Reclassification adjustment for
       gains included in net income                       --           (6,101)      (239,548)          27,026
                                                  -----------     -----------    -----------      -----------
OTHER COMPREHENSIVE INCOME/(LOSS)                         --           (6,101)      (239,548)          27,026
                                                  -----------     -----------    -----------      -----------

COMPREHENSIVE INCOME/(LOSS)                       $       --      $   (27,562)         9,616           80,213
                                                  ===========     ===========    ===========      ===========

NET INCOME/(LOSS) PER COMMON SHARE
   Basic and Dilutive                             $       .00     $     (.02)    $       .20      $       .04
                                                  ===========     ===========    ===========      ===========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic and Dilutive                              1,260,773       1,224,773      1,260,773       1,206,883
                                                  ===========     ===========    ============     ============

          See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                        September 30    September 30
                                                             2010            2009
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                        $ 249,164       $  53,187
        Adjustment to reconcile net income
          to net cash used in operating activities
             Stock issued for professional services           9,000          81,000
             Realized gain on sales of investments         (272,134)       (197,341)
        Changes in assets and liabilities
             Decrease accounts payable and
               accrued expenses                              (9,201)        (12,710)
                                                          ---------       ---------

        Net Cash Used in Operating Activities               (23,171)        (75,864)
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments                   608,902         304,729
        Purchase of Investment securities                                  (200,574)
                                                          ---------       ---------

        Net Cash Provided by Investing Activities           608,902         104,155
                                                          ---------       ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                   585,731          28,291

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS             307,409         123,162
                                                          ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                 $ 893,140       $ 151,453
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

The accompanying financial statements as of September 30, 2010 and for the three and nine months then ended include the accounts of the Company and its wholly-owned subsidiary.

As of September 30, 2010, the Company has no principal operations or revenue from its operations. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.


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


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,384,879 through September 30, 2010. As of September 30, 2010, the Company has no principal operations or revenue producing activities.

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

Pursuant to the Consulting Agreement, dated June 6, 2008, between the Company and Catalyst Financial, LLC, during the nine months ended September 30, 2010, the Company issued Catalyst Financial 6,000 shares of the Company's common stock. The agreement expired on January 31, 2010.

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

During January 2010 the Company sold its remaining shares of Argan, Inc. for gross proceeds of $365,845 and thus the Company held no investments at September 30, 2010.

The valuation of such stock is based on quoted prices (unadjusted) and as a result the investments were classified within Level 1 of the fair-value hierarchy.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Money Market Funds

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2010:

                                                                Balance at
Assets                      Level 1    Level 2   Level 3    September 30, 2010
                            --------------------------------------------------
Money Market Funds          $893,140   $   --    $    --         $893,140

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of September 30, 2010.


NOTE 7 - INCOME TAXES

The estimate of the effective tax rate is based on projections of income taxes for the full fiscal year. The estimated expense for the period ended September 30, 2010 did not result in a recorded tax provision due to the availability of net operating loss carryforwards.

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

     At September 30, 2010 the Company did not hold any investment securities.

     While the Company endeavors to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations
---------------------

     For the three months ended September 30, 2010, the Company has not earned any revenues, except for interest income of $1,588. For the same period, the Company incurredgeneral and administrative expenses of $4,101 resulting in a net loss from operations equal to $2,513. General and administrative expenses for the three months ended September 30, 2010 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

     For the nine months ended September 30, 2010, the Company had revenues from interest income of $2,405 and realized gains of $272,134 from the sale of shares of IAAC and Argan stocks. For the same period, the Company incurred general and Administrative expenses of $25,375 resulting in a net gain from operations of $249,164. General and administrative expenses for the nine months ended September 30, 2010 include costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission and our agreement with Catalyst Financial.


Liquidity and Capital Resources
-------------------------------

     During the three months ended September 30, 2010, the Company satisfied its working capital needs from cash on hand, cash generated from interest income and sales of investments. As of September 30, 2010, the Company had cash and cash equivalents on hand in the amount of $893,140.

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

     As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended September 30, 2010, the Company was not a party to any material legal proceedings.


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

     Dated: November 12, 2010

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