Form 10-K
period 2010-12-31
RIDGEFIELD ACQUISITION CORP
filed 2011-03-31
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2010


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

                                 Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $220,705. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.


As of March 28, 2011, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $.001 per share.

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

        On March 19, 2002, the Company was awarded United States Patent No. US 6,358,749 B1 for the "Automated System for Chromosome Microdissection and Method of Using Same" (the "Patent"). During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly-owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly-owned by the Company ("Bio-Medical" or the "Subsidiary"). In May 2003, the Company transferred the Patent to the Subsidiary in exchange for 100% of the outstanding shares of the common stock of the Subsidiary. The Company never derived any revenues from the Patent.

        As of December 31, 2010, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

      Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the year ended December 31, 2010 the Company has earned no revenues other than interest income and income from investments.

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

      On June 1, 2007, the Company purchased 57,500 shares of Argan, Inc. ("Argan") common stock at an average price of $5.40 per share or $311,082. Between April 9, 2009 and April 15, 2009, the Company sold an aggregate amount of 17,500 shares of Argan for gross proceeds of $267,116. On July 24, 2009 the Company sold 2,354 of Argan shares for gross proceeds of $37,613. On December 30, 2009 the Company sold 10,000 shares of Argon for gross proceeds of approximately $139,871 and on December 31, 2009, the Company sold 2,500 shares of Argon for gross proceeds of approximately $35,449.During January 2010, the Company sold its remaining shares of Argan, Inc. for gross proceeds of $365,845.

      On July 2, 2009 the Company purchased 50,000 shares of FCStone Group, Inc. ("FCStone") common stock at an average price of $4.0015 per share or $200,575. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 14,750 shares of IAAC in exchange for its 50,000 shares of FCStone. On March 10, 2010, the Company sold 4,750 shares of IAAC for gross proceeds of approximately $80,936. On April 21,2010, the Company sold the remaining 10,000 shares of IAAC for gross proceeds of approximately $162,121.

      As of December 31, 2010, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.


Employees
---------

      As of March 23, 2011, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources
---------------------------------

      The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2010 and December 31, 2009. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is investment income and interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target"). There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company may not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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


Bank Account Balances in Excess of FDIC Insurance
--------------------------------------------------------------------------------

         On October 3, 2008, the Emergency Economic Stabilization Act of 2008 increased the insurance coverage offered by the Federal Deposit Insurance Corporation (FDIC) from $100,000 to $250,000 per depositor. This limit is anticipated to return to $100,000 after December 31, 2013. Additionally, under the FDIC's Temporary Liquidity Guarantee Program, amounts held in non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC through December 31, 2013. The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the year and can exceed this $250,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum. As of December 31, 2010 and 2009, the Company had amounts in its Bank of America account in excess of FDIC insured limits totaling $595,195 and $0, respectively. Accordingly, if Bank of America failed the Company would not have FDIC insurance for balances in excess of $250,000.

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



Mr. Bronson Has Effective Control of the Company's Affairs
----------------------------------------------------------

      As of March 28, 2011, Mr. Bronson beneficially owns and controls 1,036,709 shares of common stock of the Company, representing approximately 82% of the issued and outstanding shares of common stock and approximately 82% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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


There Exist Risks to Stockholders Relating to Dilution:
Authorization of Additional Securities and
Reduction of Percentage Share Ownership Following Merger
--------------------------------------------------------

      The Company's Certificate of Incorporation authorizes the issuance of 30,000,000 shares of common stock. As of March 28, 2011, the Company had 1,260,773 shares of common stock issued and outstanding and 28,739,227 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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


ITEM 2. PROPERTIES.

      Since March 1, 2010 the Company relocated its principal offices to 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month to BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.

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

ITEM 3. LEGAL PROCEEDINGS.

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2010 and December 31, 2009.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2010.



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


                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                High ($)              Low ($)
         ------------------              ------------          -----------

           2010
         Fourth Quarter                      1.50                  1.15
         Third Quarter                       1.25                  1.25
         Second Quarter                      1.25                  1.15
         First Quarter                       1.15                  1.15

           2009
         Fourth Quarter                      2.00                  1.05
         Third Quarter                       2.00                  2.00
         Second Quarter                      2.00                  1.50
         First Quarter                       1.50                  1.50


      As of March 25, 2011, the bid and ask price of the Company's common stock was $1.11 and $1.30, respectively.

      (b) HOLDERS. As of March 25, 2011, the Company had approximately 652 shareholders of record of its common stock, $0.001 par value.

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

      As of December 31, 2010, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations
---------------------

      During the year ended December 31, 2010 ("Fiscal 10"), the Company earned no revenues from operations and generated dividend and interest income of $3,577 compared to no revenues from operations and interest income in the amount of $710 for the year ended December 31, 2009 ("Fiscal 09").

      During Fiscal 10, the Company incurred expenses of $26,872, a decrease of $174,856 compared to expenses of $201,728 for Fiscal 09. The decrease was due primarily to the Company's entry into the Consulting Agreement with Catalyst Financial, LLC. During Fiscal 2010, the Company incurred a state of Florida income tax expense of $13,411, as a result of losing its state net operating loss carryforwards ("NOL") based upon its relocation from Connecticut to Florida.

During Fiscal 10,and Fiscal 09, the Company had realized gains on marketable securities of $272,134 and $305,160, respectively, and other comprehensive loss of 4,119 and other comprehensive income of $28,022, respectively, based on its investment in securities.


      For Fiscal 10, the Company earned net operating income of $235,429 compared to a net operating income of 104,142 for Fiscal 09.


Liquidity and Capital Resources
-------------------------------

      During Fiscal 2010, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of December 31, 2010, the Company had cash on hand of $889,887. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      On January 31, 2011, the registrant dismissed Mark Bailey & Company, Ltd. as its independent accountants and retained Berman & Company, P.A. as its new independent registered public accounting firm, as of January 31, 2011. The Company reported this change of accountants in a Current Report on Form 8-K filed on February 1, 2011 and incorporated herein by reference.


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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

      Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2010.

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

       The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2010, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.


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

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        45     Chairman, Chief Executive Officer and President
Leonard Hagan            59     Director
Kenneth Schwartz         55     Director


      Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. Mr. Bronson acts as the manager of the Catalyst Fund, L.P., a Delaware limited partnership, that is a privately held hedge fund. In addition, Mr. Bronson is an officer, director and principal shareholder of following public companies: Interlink Electronics, Inc., 4net Software, Inc. and BKF Capital Group, Inc.

      Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Alton Securities, Inc., Fieldstone Services Corp., Livingston Securities, LLC, HFG Healthco Securities LLC and Danske Markets, Inc. Mr. Hagan is also a director of 4net Software, Inc. and BKF Capital Group, Inc. both publicly traded corporations.

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


Meetings and Committees of the Board of Directors
-------------------------------------------------

      During the year ended December 31, 2010, the Board of Directors held no meetings. In view of the Company's lack of operations, during the year ended December 31, 2010, the Board of Directors did not form any committees. During the year ended December 31, 2010, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


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

      To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table(1)

      The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position        Fiscal year   Annual Salary    Stock Grants  Option Grants
--------------------------------------------------------------------------------
Steven N. Bronson
CEO and President       2010            $0                0              0
                        2009            $0                0              0
                        2008            $0                0              0


----------------------
(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

      The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2010. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.


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

      Long Term Incentive Plan. The Company has no long-term incentive plan.


Aggregate Option Exercises in Fiscal 2010 and Fiscal 2009 Option Values

      The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2010, by each of the Named Executive Officers.

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


Compensation of Directors
-------------------------

      For the year ended December 31, 2010, no cash compensation was paid to our directors for their services as directors.

Employment Contracts
--------------------

      On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference. Mr. Bronson's employment agreement automatically renewed for the one year period April 1, 2010, through March 31, 2011. The terms of such Mr. Bronson's employment agreement includes the following:

Name                       Title        Salary/Year       Term
-----------------------------------------------------------------
Steven N. Bronson     CEO & President        0             1 year


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of March 28, 2011 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.


                                                     Number of       Percent
Name and Address           Company Position        Shares owned      of class
----------------           ----------------        ------------      --------
Steven N. Bronson          Chairman, CEO           1,036,709(2)         82%
                           and President

Kenneth Schwartz           Director                   32,500(3)        2.7%

Leonard Hagan              Director                   15,000           1.1%

All directors and executive
officers a group (3 persons)                       1,084,209           85.9%
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

      In consideration for the consulting services rendered and to be rendered by the Catalyst Financial, the Company shall: (1) pay Catalyst Financial a monthly fee in the amount of $5,000 commencing on June 6, 2008 and continuing thereafter on the first day of each successive month until January 1, 2010, and
(2) the Company shall issue Catalyst Financial a total of 120,000 shares of the Company's common stock, $.001 par value (the "Shares"). The Shares shall be issued to Catalyst Financial and shall vest at a rate of 6,000 shares per month commencing on June 30, 2008 and an additional 6,000 shares shall vest on the last day of each successive month thereafter until January 31, 2010. The above is just a summary of the Consulting Agreement, readers are referred to the actual Consulting Agreement for all of its terms and conditions. A copy of the Consulting Agreement is attached as Exhibit 10.19 to a Form 8-K, dated June 9, 2008. During 2010 and 2009 the Company paid Catalyst Financial $5,000 and $60,000, Respectively and issued Catalyst Financial 6,000 shares and 72,000 shares of common Stock, respectively, pursuant to the Consulting Agreement. Effective January 31, 2010, the Consulting Agreement terminated.

      Since March 1, 2010 the Company relocated its principal offices to 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month to BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.

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

Subsequent Events.
------------------

      On January 31, 2011, the registrant dismissed Mark Bailey & Company, Ltd. as its independent accountants and retained Berman & Company, P.A. as its new independent registered public accounting firm, as of January 31, 2011. The Company reported this change of accountants in a Current Report on Form 8-K filed on February 1, 2011 and incorporated herein by reference.

         On March 21, 2011, the Board of Directors of the Company declared that the Company shall pay to all of the Company's shareholders a return of capital distribution in the amount of $0.60 per share. It is anticipated that the return of capital distribution shall be paid to the Company's shareholders within the next thirty (30) days. The distribution will approximate $756,000.



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
-----------

      The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $14,000 for 2010 and $10,000 for 2009.


Audit-Related Fees.
------------------

      None.


Tax Fees.
--------

      None.


All Other Fees.
--------------

      None.


On January 31, 2011, the Board of Directors of the Company, dismissed Mark Bailey & Co, Ltd as their independent accountants and engaged Berman & Company, P.A to be the new independent accountants and to prepare the tax returns for Fiscal year 2010.

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

Dated: March 31, 2011

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


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Steven N. Bronson                      /s/ Kenneth Schwartz
----------------------------------         ----------------------------------
Steven N. Bronson                          Kenneth Schwartz
President, Chief Executive                 Director
Officer and Chairman                       March 31, 2011
of the Board of Directors
Principal Executive Officer
March 31, 2011


/s/ Leonard Hagan
---------------------------------
Leonard Hagan
Director
March 31, 2011

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number        Description of Document
------        -----------------------

  31 President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            Page

Reports of Independent Registered Public Accounting Firm
         For the Year Ended December 31, 2010                              F - 2

Reports of Independent Registered Public Accounting Firm
         For the Year Ended December 31, 2009                              F - 3


Consolidated Balance Sheets
       December 31, 2010 and 2009                                          F - 4

Consolidated Statements of Operations and Comprehensive Income (Loss) Years
       Ended December 31, 2010 and 2009                                    F - 5

Consolidated Statements of Stockholders' Equity
       Years Ended December 31, 2010 and 2009                              F - 6

Consolidated Statements of Cash Flows
       Years Ended December 31, 2010 and 2009                              F - 7

Notes to Consolidated Financial Statements                                 F - 8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of:
Ridgefield Acquisition Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. and Subsidiary, as of December 31, 2010, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ridgefield Acquisition Corp. and Subsidiary as of December 31, 2009 were audited by other auditors; whose report dated March 29, 2010 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. and Subsidiary as of December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Berman & Company, P.A.


Boca Raton, Florida
March 28, 2011

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




Mark Bailey & Company, Ltd.
Reno, Nevada
March 29, 2010

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                       2010           2009
                                                                    -----------    -----------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   889,887    $   307,409

   Investments                                                              --         576,316
                                                                    -----------    -----------

TOTAL ASSETS                                                        $   889,887    $   883,725
                                                                    ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    14,357    $    13,076
                                                                    -----------    -----------
TOTAL CURRENT LIABILITIES                                                14,357         13,076
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES                                              --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares
          Issued - none                                                    --             --
   Common stock, $.001 par value; authorized - 30,000,000 shares
          Issued and outstanding - 1,260,773 on December 31, 2010
          and 1,254,773 shares on December 31, 2009                       1,261          1,255
   Additional paid in capital                                         2,272,883      2,263,889
   Accumulated deficit                                               (1,398,614)    (1,634,043)
   Accumulated other comprehensive income                                    --        239,548
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                              875,530        870,649
                                                                    -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   889,887    $   883,725
                                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                       Years Ended
                                                       December 31,
                                                   2010           2009
                                               -----------    -----------

REVENUES                                       $      --      $       --

                                               -----------    -----------

    General and administrative expenses             26,872        201,728

                                               -----------    -----------
        Total Expenses                              26,872        201,728
                                               -----------    -----------

OTHER INCOME
    Interest                                         3,578            710
    Realized gain on investments                   272,134        305,160
                                               -----------    -----------
        Total Other Income                         275,712        305,870
                                               -----------    -----------

INCOME BEFORE TAXES                                248,840        104,142

    Income tax expenses                            (13,411)         --
                                               -----------    -----------
NET INCOME                                         235,429        104,142


OTHER COMPREHENSIVE INCOME
    Unrealized loss on investments                     --         (76,120)
    Reclassification adjustment for
     gains included in net income                 (239,548)           --

                                               -----------    -----------

COMPREHENSIVE INCOME (LOSS)                     $  (4,119)    $    28,022
                                               ===========    ===========


NET INCOME  PER COMMON SHARE
    Basic                                      $      0.19     $     0.09
                                               ===========    ===========
    Dilutive                                   $      0.19     $     0.09
                                               ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic                                        1,260,280      1,221,929
                                               ===========    ===========
    Dilutive                                     1,260,280      1,221,929
                                               ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock
                            -------------------------
                               Shares        Amount      Additional                     Other
                                                          Paid in    Accumulated    Comprehensive
                                                          Capital      Deficit          Income         Totals
                            -----------   -----------   -----------   ----------     ------------   -----------
Balance, December 31, 2008    1,182,773   $     1,183   $ 2,155,961   ($1,738,185)   $   315,668     $ 734,627

Stock issued for services
- related party                  72,000            72       107,928                                    108,000
Other Comprehensive
Income
  Changes in unrealized
  Gain (loss)                      --            --           --            --           (76,120)      (76,120)
Net Loss                           --            --           --          104,142            --        104,142
                              ---------   -----------   -----------   -----------    -----------     ---------

Balance, December 31, 2009    1,254,773         1,255     2,263,889    (1,634,043)       239,548       870,649


Stock issued for
services - related party          6,000             6         8,994                                      9,000
Other Comprehensive
Changes in unrealized
  Gain (loss)                      --            --           --            --          (239,548)     (239,548)
Net Income                         --            --           --          235,429           --         235,429
                              ---------   -----------   -----------   -----------    -----------     ---------

Balance, December 31, 2010    1,260,773   $     1,261   $ 2,272,883   ($1,398,614)          --       $ 875,530
                              =========   ===========   ===========   ===========    ===========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended
                                                                               December 31,
                                                                            2010        2009
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITES
     Net income                                                           $ 235,429    $ 104,142
     Adjustments to reconcile net income
        to net cash used in operating activities:
          Stock issuance for professional services                            9,000      108,000
          Realized gain on investments                                     (272,134)    (305,160)
          Changes in assets and liabilities
           Increase (decrease) in accounts payable and
            accrued expenses                                                  1,281       (2,209)
                                                                          ---------    ---------

          Net cash used in operating activities                             (26,424)     (95,227)
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of investments                                             --       (200,574)
          Proceeds from sales of investments                                608,902      480,048
                                                                          ---------    ---------

     Net cash provided by investing activities                              608,902      279,474
                                                                          ---------    ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   582,478      184,247

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                307,409      123,162
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 889,887    $ 307,409
                                                                          =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



Cash paid for interest                                                    $    --      $    --
Cash paid for taxes                                                       $    --      $    --

The accompanying notes are an integral part of these consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF OPERATIONS

         Ridgefield Acquisition Corp. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1983. Effective June 23, 2006, the Company was reincorporated under the laws of the State of Nevada through the merger of the Company with a wholly-owned subsidiary of the Company. Since July 2000, the Company has suspended all operations, except for necessary administrative matters.


         The Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.



         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.



         INCOME TAXES


         Income taxes are provided for the tax effects of transactions reported in The financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting will be either taxable or deductible when the assets or liabilities are recovered or settled. The Company does not have any uncertain tax positions.

                  RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         INCOME PER COMMON SHARE

         Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2010 and 2009, respectively.

         CASH EQUIVALENTS

         The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2010, and 2009, the Company had no cash equivalents.

         The Company's cash exceeded the FDIC limit for cash held in banks at December 31, 2010 and 2009 by approximately $595,000 and $0, respectively.

         OTHER COMPREHENSIVE INCOME

         Other comprehensive income includes all changes in stockholders' equity during a period from non-owner sources and is reported in the consolidated statement of stockholders' equity. To date, other comprehensive income consists of previously reported unrealized gains (losses) that have been reclassified to operations as a result of the sale of the underlying marketable securities.

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

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company used the following hierarchy to prioritize the inputs used in measuring fair value in accordance with ASC Section 820, Fair Value Measurements and Disclosures.

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

         Financial instruments including cash and cash equivalents and accounts payable and accrued expenses are carried in the financial statements at amounts that approximate fair value at December 31, 2010. Investments at December 31, 2009 were valued using Level 1 inputs.


         NEW ACCOUNTING STANDARDS

           There are no new accounting standards that are expected to have a significant impact on the Company.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 2 - INVESTMENTS

         Investments were classified as available-for-sale according to the provisions of ASC No. 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments.

         See summary of marketable securities below:

                                                          Amount
                                                      -------------
              Balance at 12/31/2008                         626,750

              Purchases                                     200,574

              Unrealized Gains                              (76,120)

              Realized Gains                                305,160

              Sales                                        (480,048)
                                                      -------------
              Balance at 12/31/2009                         576,316

              Purchases                                        --

              Unrealized Gains                                 --

              Realized Gains                                272,134

              Sales                                        (608,902)

              Reclassification Adjustment                  (239,548)
                                                      -------------

              Balance at 12/31/2010                            --
                                                      =============


         As of December 31, 2010, the Company held no investments in marketable Securities.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         NOTE 3 - STOCKHOLDERS' EQUITY

         During 2010 and 2009, the Company issued 6,000 and 72,000 shares of Common, stock having a fair value of $9,000 and $108,000, respectively. Fair value, of $1.50/share, was based upon the grant date in June 2008, at which time the Company granted 120,000 shares vesting evenly through January 31, 2010. The shares were issued to an entity controlled by the Company's Chief Executive Officer. In addition to the stock issued for services, the Company also paid $5,000 and $60,000 ($5,000/month) as management fees. The management agreement terminated in January 2010.


         Note 4 INCOME TAXES

         At December 31, 2010, the Company has a net operating loss carry-forward of approximately $993,000 available to offset future taxable income expiring through 2030 since it was a pass through tax entity. Utilization of future net operating losses may be limited due to ownership changes under Section 382 of the Internal Revenue Code.

         The valuation allowance at December 31, 2009 was $336,000. The net change in valuation allowance during the year ended December 31, 2010 was an increase of approximately $1,400. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

         In 2009, the Company lost its State of Connecticut NOL carryforwards of approximately $544,000 as a result of redomiciling from Connecticut to Florida. During 2010, the State of Florida taxable income was approximately $244,000 resulting in a state income tax of approximately $13,400.

         In 2010, the Company used approximately $235,000 of its Federal NOL to offset its 2010 federal taxable income. This resulted in a decrease of the Company's Federal NOL carryforward to $993,000 as of December 31, 2010.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Note 4 INCOME TAXES (continued)


         The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:

                                             December 31,        December 31,
                                                 2010                2009

         Net operating loss carry forward      $337,469            $418,000
         Unrealized investment gains                 --             (82,000)
         Valuation allowance                   (337,469)           (336,000)
         Net deferred tax asset                $     --            $     --
                                               ========            ========


          There was no Federal income tax expense for the years ended December 31, 2010 and 2009 due to the Company's net losses. For the years ended December 31, 2010 and 2009 the state income tax expense was $13,411 and $0, respectively.

          The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2010 and 2009, (computed by applying the Federal Corporate tax rate of 34% to income before taxes and 5.5% for State Corporate taxes, the blended rate used was 37.63%), as follows:

                                                  2010               2009
                                                 -------           -------
          Current federal tax benefit             93,638             9,528
          State tax rate difference, net of
          federal benefit                           (182)             --
          Unrealized gains/losses on
          investments                               --              25,880

          Change in valuation allowance          (80,045)          (35,408)
                                                 -------           -------
          Income tax expense                        --              13,411
                                                 =======           =======


NOTE 5 -Subsequent Event.


          On March 21, 2011, the Company authorized a return of capital distribution, of $0.60 per share, ,which approximates $756,000.