Form 10-Q
period 2011-03-31
RIDGEFIELD ACQUISITION CORP
filed 2011-05-16
CIK 812152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

               For the quarterly period ended March 31, 2011.

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

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 [X] Yes  [ ] No


     As of May 13, 2011 the issuer had 1,260,773 outstanding shares of common stock.

                          RIDGEFIELD ACQUISITION CORP.

                                    FORM 10-Q



                                                                         Page

PART I   FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of March 31, 2011
                 (unaudited) and December 31, 2010                        3

         Consolidated Statements of Operations and Comprehensive
                 Income (Loss) for the Three Months Ended
                 March 31, 2011 and 2010 (unaudited)                      4

         Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2011 and 2010(unaudited)                 5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

Item 4. Controls and Procedures                                          10


PART II  OTHER INFORMATION                                               11

Item 1.  Legal Proceedings                                               11

Item 5.  Other Information                                               11

Item 6.  Exhibits                                                        11

SIGNATURES                                                               13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,   December 31,
                                                                        2011        2010
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   888,962  $   889,887

                                                                    -----------  -----------

TOTAL ASSETS                                                        $   888,962  $   889,887
                                                                    ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    11,196  $       946
   Accrued income tax                                                    13,411       13,411
                                                                    -----------  -----------
TOTAL CURRENT LIABILITIES                                                24,607       14,357
                                                                    -----------  -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares,
           Issued - none                                                     --           --
   Common stock, $.001 par value; authorized - 30,000,000 shares,
          Issued and outstanding - 1,260,773 shares                       1,261        1,261
   Capital in excess of par value                                     2,272,883    2,272,883
   Accumulated deficit                                               (1,409,789)  (1,398,614)
                                                                    -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                              864,355      875,530
                                                                    -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   888,962  $   889,887
                                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                             2011            2010
                                                         -----------     -----------
General and administrative expenses                      $    12,226     $    13,034
                                                         -----------     -----------
     TOTAL EXPENSES                                           12,226          13,034
                                                         -----------     -----------

OTHER INCOME
   Interest                                                    1,051             144
   Realized gain on investments                                   --         246,400
                                                          ----------     -----------
   TOTAL OTHER INCOME                                          1,051         246,544

                                                         -----------     -----------
NET INCOME(LOSS)                                         $   (11,175)    $   233,510
                                                         ===========     ===========
OTHER COMPREHENSIVE LOSS
   Unrealized loss
       on securities                                              --        (226,136)
                                                         -----------     -----------
OTHER COMPREHENSIVE LOSS                                          --        (226,136)
                                                         -----------     -----------

COMPREHENSIVE INCOME                                     $   (11,175)    $     7,374
                                                         ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
   Basic and Dilutive                                    $     (.01)     $       .19
                                                         ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic and Dilutive                                     1,260,773       1,260,773
                                                           =========       =========

          See accompanying notes to consolidated financial statements

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                           March 31        March 31,
                                                             2011            2010
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                  $(11,175)      $ 233,510
        Adjustment to reconcile net income (loss)
          to net cash used in operating activities
             Stock issued for professional services              --           9,000
             Realized gain on sales of investments               --        (246,400)
        Changes in assets and liabilities
             Increase (decrease) accounts payable and
               accrued expenses                              10,250         (7,502)
                                                          ---------       ---------

        Net Cash Used in Operating Activities                  (925)        (11,392)
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments                        --         446,781
                                                          ---------       ---------

        Net Cash Provided by Investing Activities                --         446,781
                                                          ---------       ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (925)        435,389

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS             889,887         307,409
                                                          ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIODS                 $ 888,962       $ 742,798
                                                          =========       =========

          See accompanying notes to consolidated financial statements.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Operations AND BASIS OF PRESENTATION

(A)      Nature of Operations

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


(B) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2010 and 2009. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

                   RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2011 and 2010, respectively.

CASH EQUIVALENTS

The Company's cash exceeded the FDIC limit for cash held in banks at March 31, 2011 by approximately $595,000.


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


NOTE 2 - SUBSEQUENT EVENT

On May 4, 2011, the Company paid approximately $756,000 as a return of capital distribution ($.60 a share) to its shareholders of record as of April 15, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements Disclosure
-------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2010, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2010.


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

     At March 31, 2011 the Company did not hold any investment securities.

     While the Company endeavors to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations
---------------------

     For the three months ended March 31, 2011, the Company has not earned any revenues, except for interest income of $1,051. For the same period, the Company incurred general and administrative expenses of $12,226 resulting in a net loss from operations equal to $11,175. General and administrative expenses for the three months ended March 31, 2011 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.


Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 2011, the Company satisfied its working capital needs from cash on hand, cash generated from interest income and sales of investments. As of March 31, 2011, the Company had cash and cash equivalents on hand in the amount of $888,962.

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


Item 4. Controls and Procedures

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2011, the Company was not a party to any material legal proceedings.


Item 5. Other Information.

Return on Capital Distribution
------------------------------

     On March 21, 2011, the Board of Directors of the Company declared a return on capital distribution of $0.60 per share to its shareholders.


Subsequent Event
----------------

    On May 4, 2011, the Company paid approximately $756,000 or $.60 a share, as a return of capital distribution to its shareholders of record as of April 15, 2011.


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

     Dated: May 16, 2011

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