Form 10-Q
period 2011-06-30
RIDGEFIELD ACQUISITION CORP
filed 2011-08-10
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

or

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from                     to

Commission File No. — 0-16335

Ridgefield Acquisition Corp.
(Exact name of registrant as specified in its Charter)

Nevada	84-0922701
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
(Address of Principal Executive Office) (Zip Code)

(561) 362-5385
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes  ☐ No

As of August 8, 2011 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,025	$889,887

TOTAL ASSETS	$73,025	$889,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,374	$946
Accrued income tax	—	13,411
TOTAL CURRENT LIABILITIES	8,374	14,357

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	2,272,883	2,272,883
Accumulated deficit	(2,209,493)	(1,398,614)

TOTAL STOCKHOLDERS' EQUITY	64,651	875,530

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$73,025	$889,887

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

General and administrative expenses	$30,654	$8,240	$42,879	$21,274
TOTAL EXPENSES	30,654	8,240	42,879	21,274
OTHER INCOME
Interest Income	357	673	1,408	817
Realized gain on investments	—	25,734	—	272,134
TOTAL OTHER INCOME	357	26,407	1,408	272,951

NET INCOME (LOSS) BEFORE TAXES	(30,297)	18,167	(41,471)	251,677
INCOME TAXES	(12,944)	—	(12,944)	—
NET INCOME (LOSS)	$(43,241)	$18,167	$(54,415)	$251,677
OTHER COMPREHENSIVE INCOME/(LOSS)
Reclassification adjustment for gains included in net income	—	(13,412)	—	(239,548)
OTHER COMPREHENSIVE INCOME/(LOSS)	—	(13,412)	—	(239,548)

COMPREHENSIVE INCOME	$—	$4,755	$—	$12,129

NET INCOME PER COMMON SHARE
Basic and Dilutive	$(.03)	$.01	$(.04)	$.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(54,415)	$251,677
Adjustment to reconcile net income (loss) to net cash used in operating activities
Stock issued for professional services	—	9,000
Realized gain on sales of investments	—	(272,134)
Changes in assets and liabilities
Increase (decrease) accounts payable and accrued expenses	(5,983)	(9,201)

Net Cash Used in Operating Activities	(60,398)	(20,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	—	608,902

Net Cash Provided by Investing Activities	—	608,902

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for distribution of dividends	(756,464)	—

Net Cash used in Financing Activities	(756,464)	608,902

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(816,862)	588,244

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	889,887	307,409

CASH AND CASH EQUIVALENTS, END OF PERIODS	$73,025	$895,653

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

NOTE 2 – RETURN OF CAPITAL DISTRIBUTION

On May 4, 2011, the Company paid $756,464 as a return of capital distribution ($.60 a share) to its shareholders of record as of April 15, 2011.

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

At June 30, 2011 the Company did not hold any investment securities.

While the Company endeavors to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations

For the three months ended June 30, 2011, the Company has not earned any revenues, except for interest income of $357. For the same period, the Company incurred general and administrative expenses of $30,654 resulting in a net loss from operations equal to $43,241. General and administrative expenses for the three months ended June 30, 2011 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

For the six months ended June 30, 2011, the Company has not earned any revenues, except for interest income of $1,408. For the same period, the Company incurred general and administrative expenses of $42,879 resulting in a net loss from operations equal to $54,415. General and administrative expenses for the three months ended June 30, 2011 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the three months ended June 30, 2011, the Company satisfied its working capital needs from cash on hand, cash generated from interest income and sales of investments. As of June 30, 2011, the Company had cash and cash equivalents on hand in the amount of $73,025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2011, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

Return on Capital Distribution

On May 4, 2011, the Company paid $756,464 or $.60 a share, as a return of capital distribution to its shareholders of record as of April 15, 2011.

Subsequent Event

Change of Accountants. On July 5, 2011, the Company dismissed Berman & Company, P.A. as its independent accountants.  On July 7, 2011 the Company engaged Mark Bailey & Company, Ltd as its new independent registered public accounting firm. The Company previously disclosed it change in independent accountants in a Current Report on Form 8-K, dated July 8, 2011.

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

Dated: August 9, 2011

RIDGEFIELD ACQUSITION CORP.

By:	/s/ Steven N. Bronson
Steven N. Bronson, President
(Principle Executive Officer),
as Registrant's duly authorized
officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31	President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.