Form 10-Q/A
period 2011-06-30
RIDGEFIELD ACQUISITION CORP
filed 2011-09-14
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to ____________

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
☒ Yes  ☐ No

As of September 5, 2011 the issuer had 1,260,773 outstanding shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ending June 30, 2011, filed by Ridgefield Acquisition Corp. with the Securities and Exchange Commission on August 5, 2011 (the “Form 10-Q”), is to:

1.
furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. As permitted by Rule 405, Registrant has a 30 day extension to file Exhibit 101, which exhibit provides the financial statements from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language);

2.	respond to a comment letter, dated August 29, 2011, from the U.S. Securities and Exchange Commission, pursuant thereto the Registrant is amending the Form 10-Q to:

a.
amend the Registrant’s Consolidated Balance Sheets and Notes to financial statements to correctly record the return of capital distribution that occurred during the quarter ended June 30, 2011 as a decrease in paid in capital during the quarter ended June 30, 2011 instead of an increase to accumulated deficit;

b.	amend Item 2 of the Form 10-Q to provide a more detailed explanation of the reason and legal basis for making the return of capital distribution during the quarter ended June 30, 2011; and

c.
amend Item 4 of the Form 10-Q to clarify that the Registrant’s evaluation of its disclosure controls and procedures resulted in the Registrant’s conclusion that its disclose controls and procedures do provide reasonable assurance of achieving their objectives.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as to the original filing date for the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,025	$889,887

TOTAL ASSETS	$73,025	$889,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,374	$946
Accrued income tax	—	13,411
TOTAL CURRENT LIABILITIES	8,374	14,357

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	2,272,883
Accumulated deficit	(1,453,029)	(1,398,614)

TOTAL STOCKHOLDERS' EQUITY	64,651	875,530

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$73,025	$889,887

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

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(54,415)	$251,677
Adjustment to reconcile net income (loss) to net cash used in operating activities
Stock issued for professional services	—	9,000
Realized gain on sales of investments	—	(272,134)
Changes in assets and liabilities
Increase (decrease) accounts payable and accrued expenses	(5,983)	(9,201)

Net Cash Used in Operating Activities	(60,398)	(20,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	—	608,902

Net Cash Provided by Investing Activities	—	608,902

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for return of capital distribution	(756,464)	—

Net Cash used in Financing Activities	(756,464)	608,902

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(816,862)	588,244

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	889,887	307,409

CASH AND CASH EQUIVALENTS, END OF PERIODS	$73,025	$895,653

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

NOTE 2 – RETURN OF CAPITAL DISTRIBUTION

On May 4, 2011, the Company paid $756,464 as a return of capital distribution ($.60 a share) to its shareholders of record as of April 15, 2011. The Company recorded the return of capital distribution as a decrease in paid in capital.

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

During the quarter ended June 30, 2011, the Company made a return of capital distribution in the amount of $.60 per share to its shareholders of record as of April 15, 2011. In total the Company paid $756,464 to its shareholders. At the time the Company declared the return of capital distribution the Company had cash and cash equivalents on hand in the amount of approximately $880,000. The Board of Directors of the Company determined that the distribution was permitted under Nevada law because following the distribution, the Company will be able to pay its debts as they become due in the ordinary course of business and the Company’s assets continue to exceed the Company’s liabilities.

The Company's long term financial condition will be subject to: (1) its ability to arrange for a merger, acquisition or a business combination with an operating business on favorable terms that will result in profitability. There can be no assurance that the Company will be able to do so or, if it is able to do so, that the transaction will be on favorable terms not resulting in an unreasonable amount of dilution to the Company's existing shareholders.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that the Company’s  disclosure controls and procedures are operating in an effective manner to  provide reasonable assurance that information required to be disclosed by the  Company in the reports that it files or submits under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified  in the SEC's rules and forms.

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

101.INS*# XBRL Instance Document
101.SCH*# XBRL Taxonomy Extension Schema
101.CAL*# XBRL Taxonomy Extension Calculation Linkbase
101.DEF*# XBRL Taxonomy Extension Definition Linkbase
101.LAB*# XBRL Taxonomy Extension Label Linkbase
101.PRE*# XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1033, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2011

RIDGEFIELD ACQUSITION CORP.

By:	/s/ Steven N. Bronson
Steven N. Bronson, President
(Principle Executive Officer),
as Registrant's duly authorized
officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1033, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.