Form 10-Q
period 2011-09-30
RIDGEFIELD ACQUISITION CORP
filed 2011-11-14
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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
☒ Yes  ☐ No

As of November 9, 2011 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010(unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4.	Controls and Procedures	10

PART II	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,760	$889,887

TOTAL ASSETS	$59,760	$889,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,845	$946
Accrued income tax	—	13,411

TOTAL CURRENT LIABILITIES	4,845	14,357

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	2,272,883
Accumulated deficit	(1,462,765)	(1,398,614)

TOTAL STOCKHOLDERS' EQUITY	54,915	875,530

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$59,760	$889,887

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

OPERATING EXPENSES
General and administrative	5,697	4,101	48,577	25,375

TOTAL EXPENSES	5,697	4,101	48,577	25,375

OTHER INCOME
Interest income	$47	$1,588	1,454	2,405
Realized gain on investments	—	—	—	272,134

TOTAL OTHER INCOME	47	1,588	1,454	274,539

NET INCOME/(LOSS) BEFORE TAXES	(5,650)	(2,513)	(47,123)	249,164

INCOME TAXES	(4,084)	—	(17,028)	—

NET INCOME/(LOSS)	(9,734)	(2,513)	(64,151)	249,164

OTHER COMPREHENSIVE INCOME/(LOSS)
Reclassification adjustment for gains included in net income	—	—	—	(239,548)

OTHER COMPREHENSIVE INCOME/(LOSS)	—	—	—	(239,548)

COMPREHENSIVE INCOME/(LOSS)	$—	$—	—	9,616

NET INCOME/(LOSS) PER COMMON SHARE
Basic and Dilutive	$(.01)	$(.00)	$(.05)	$.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30	September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(64,151)	$249,164
Adjustment to reconcile net income (loss) to net cash used in operating activities
Stock issued for professional services	—	9,000
Realized gain on sales of investments	—	(272,134)
Changes in assets and liabilities
Decrease in accounts payable and
accrued expenses	(9,512)	(9,201)

Net Cash Used in Operating Activities	(73,663)	(23,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	—	608,902

Net Cash Provided by Investing Activities	—	608,902

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for return of capital distribution	(756,464)	—

Net Cash Used In Financing Activities	(756,464)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(830,127)	585,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	889,887	307,409

CASH AND CASH EQUIVALENTS, END OF PERIODS	$59,760	$893,140

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

At September 30, 2011 the Company did not hold any investment securities.

While the Company endeavors to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations

For the three months ended September 30, 2011, the Company has not earned any revenues, except for interest income of $47. For the same period, the Company incurred general and administrative expenses of $5,697 and income tax expense of $4,084, resulting in a net loss equal to $9,734. General and administrative  expenses for the three months ended September 30, 2011 consisted of costs associated with maintaining the Company's status as a public company including  (without limitation) filing reports with the Securities and Exchange Commission.

For the nine months ended September 30, 2011, the Company has not earned any revenues, except for interest income of $1,454. For the same period, the Company incurred general and administrative expenses of $48,577 and income tax expense of  $17,028 resulting in a net loss from operations equal to $64,151. General and administrative expenses for the nine months ended September 30, 2011 consisted of costs associated with maintaining the Company's status as a public company including (without limitation)filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the three months ended September 30, 2011, the Company satisfied its working capital needs from cash on hand. As of September 30, 2011, the Company had cash and cash equivalents on hand in the amount of $59,760.

The Company's long term financial condition will be subject to: its ability to arrange for a merger, acquisition or a business combination with an operating business on favorable terms that will result in profitability. There can be no assurance that the Company will be able to do so or, if it is able to do so, that the transaction will be on favorable terms not resulting in an unreasonable amount of dilution to the Company's existing shareholders.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2011, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

Change of Accountants.

On July 5, 2011, the Company dismissed Berman & Company, P.A. as its independent accountants.  On July 8, 2011 the Company engaged Mark Bailey & Company, Ltd as its new independent registered public accounting firm.  The Company previously disclosed it change in independent accountants in a Current Report on Form 8-K, dated July 8, 2011.

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

Dated: November 11, 2011

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