Form 10-K
period 2011-12-31
RIDGEFIELD ACQUISITION CORP
filed 2012-03-28
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-16335

RIDGEFIELD ACQUISITION CORP.
(Name of Small Business Issuer in its Charter)

Nevada	84-0922701
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
(Address of principal executive offices)

(561) 362-5385
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports Pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $131,452. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 20, 2012, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $.001 per share.

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

As of December 31, 2011, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the year ended December 31, 2011 the Company has earned no revenues other than interest income.

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

As of December 31, 2011, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Employees

As of March 20, 2012, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.

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

The Company Has Limited Resources

The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2011 and December 31, 2010. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is investment income and interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target"). There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company may not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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

Bank Account Balances in Excess of FDIC Insurance

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 increased the insurance coverage offered by the Federal Deposit Insurance Corporation (FDIC) from $100,000 to $250,000 per depositor. This limit is anticipated to return to $100,000 after December 31, 2013. Additionally, under the FDIC's Temporary Liquidity Guarantee Program, amounts held in non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC through December 31, 2013. The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the year and can exceed this $250,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum. As of December 31, 2011 and 2010, the Company had amounts in its Bank of America account in excess of FDIC insured limits totaling $0 and $595,195, respectively.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of March 20, 2012, Mr. Bronson beneficially owns and controls 1,038,004 shares of common stock of the Company, representing approximately 82.3% of the issued and outstanding shares of common stock and approximately 82.3% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

There Exist Conflicts of Interest Relating to Mr. Bronson's Commitment to the Company

Mr. Bronson is not required to commit his full time to the affairs of the Company. Mr. Bronson will have conflicts of interest in allocating management time among various business activities. Additionally, Mr. Bronson is also the president, director and principal shareholder of three publicly traded companies, Interlink Electronics, Inc., 4net Software, Inc. and BKF Capital Group, Inc. that are also engaged in seeking to consummate a merger, acquisition or other business combination transaction. As a result, the consummation of an Acquisition may require a greater period of time than if Mr. Bronson devoted his full time to the Company's affairs. However, Mr. Bronson will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Targets and the negotiation and consummation of Acquisitions and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target or is engaged in active negotiation and consummation of an Acquisition.

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

There Exist Risks to Stockholders Relating to Dilution: Authorization of Additional Securities and Reduction of Percentage Share Ownership Following Merger

The Company's Certificate of Incorporation authorizes the issuance of 30,000,000 shares of common stock. As of March 20, 2012, the Company had 1,260,773 shares of common stock issued and outstanding and 28,739,227 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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

There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2011 and December 31, 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2011.

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

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)
2011
Fourth Quarter	.75	.45
Third Quarter	.75	.75
Second Quarter	1.35	.65
First Quarter	1.20	1.20
2010
Fourth Quarter	1.50	1.15
Third Quarter	1.25	1.25
Second Quarter	1.25	1.15
First Quarter	1.15	1.15

On March 20, 2012 the open and close price of the Company's common stock was $.45 and $.45, respectively.

(b) HOLDERS. As of March 20, 2012, the Company had approximately 652 shareholders of record of its common stock, $0.001 par value.

(c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception, and the Company does not anticipate paying any dividends in the foreseeable future. There are no contractual restrictions on the Company's ability to pay dividends.

(d) RETURN OF CAPITAL DISTRIBUTION. On May 4, 2011, the Company paid approximately $756,464 or $.60 a share, as a return of capital distribution to its shareholders of record as of April 15, 2011.

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

As of December 31, 2011, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations

During the year ended December 31, 2011 ("Fiscal 11"), the Company earned no revenues from operations and generated dividend and interest income of $1,488 compared to no revenues from operations and interest income in the amount of $3,578 for the year ended December 31, 2010 ("Fiscal 10").

During Fiscal 11, the Company incurred expenses of $80,485, an increase of $53,613 compared to expenses of $26,872 for Fiscal 10. The increase was due primarily to professional fees. During 2010, the Company incurred a state of Florida income tax expense of $13,411, as a result of losing its state net operating loss carryforwards ("NOL") based upon its relocation from Connecticut to Florida.

During Fiscal 10, the Company had realized gains on marketable securities of $272,134 and other comprehensive loss of $4,119, based on its investment in securities.

For Fiscal 11, the Company had a net operating loss of $78,997 compared to net operating income of $235,429 for Fiscal 10.

Liquidity and Capital Resources

During Fiscal 2011, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of December 31, 2011, the Company had cash on hand of $44,340. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

The consolidated financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-11.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 5, 2011, the Company dismissed Berman & Company, P.A. as its independent accountants. On July 7, 2011 the Company engaged Mark Bailey & Company, Ltd as its new independent registered public accounting firm. The Company previously disclosed its change in independent accountants in a Current Report on Form 8-K, dated July 8, 2011.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2011.

Management's Annual Report on Internal Control over Financial Reporting

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2011, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2011. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position

Steven N. Bronson	46	Chairman, Chief Executive Officer and President
Leonard Hagan	60	Director
Kenneth Schwartz	56	Director

Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held investment banking firm. In addition, Mr. Bronson is an officer and director of the following publicly traded companies: Interlink Electronics, Inc., 4net Software, Inc.., and BKF Capital Group, Inc.

Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past sixteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp., Danske Markets, Inc. Aton Securities, Inc., Trinity Pro Trading, LLC and HFG Healthco Securities LLC. Mr. Hagan is also a director of 4net Software, Inc. and BKF Capital Group, Inc. both publicly traded corporations.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2011, the Board of Directors held 3 meetings. In view of the Company's lack of operations, during the year ended December 31, 2011, the Board of Directors did not form any committees. During the year ended December 31, 2011, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table(1)

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position	Fiscal year	Annual Salary	Stock Grants	Option Grants

Steven N. Bronson
CEO and President	2011	$0	0	0
	2010	$0	0	0
	2009	$0	0	0

(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2011. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

	Number of	Percent of
	Securities	Total Options/
	Underlying	SARs Granted to
	Options/SARs	Employees	Exercise or	Expiration
Name	Granted (#)	in Fiscal Year	Base Price ($/Sh)	Date

Steven N. Bronson	0	0	-	-

Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2011 and Fiscal 2010 Option Values

The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2011, by each of the Named Executive Officers.

	Number		Number of Securities	Value of Unexercised
	Of Shares		Underlying Unexercised	In-the-Money Options
Name/	Acquired	Value	Options at Fiscal Year End	at Fiscal Year End
Position	On Exercise	Realized	Exercised/Unexercised	Exercised/Unexercised(1)

Steven N. Bronson Chairman, CEO and President	0	0	0	$0

(1) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

Compensation of Directors

For the year ended December 31, 2011, no cash compensation was paid to our directors for their services as directors.

Employment Contracts

On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference. Mr. Bronson's employment agreement automatically renewed for the one year period April 1, 2011, through March 31, 2012. The terms of such Mr. Bronson's employment agreement includes the following:

Name	Title	Salary/Year	Term
Steven N. Bronson	CEO & President	0	1 year

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 20, 2011 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.

		Number of		Percent
Name and Address	Company Position	Shares owned		of class
Steven N. Bronson	Chairman, CEO and President	1,038,004	(2)	82.3%

Kenneth Schwartz	Director	32,500	(3)	2.7%

Leonard Hagan	Director	15,000		1.1%

All directors and executive officers a group (3 persons)		1,085,504		86%

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

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $14,000 for 2011 and $14,000 for 2010.

Audit-Related Fees.

None.

Tax Fees.

None.

All Other Fees.

None.

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

Dated: March 28, 2012

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, CEO and President
Principle Executive Officer as
Registrant's duly authorized officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven N. Bronson	/s/ Kenneth Schwartz
Steven N. Bronson	Kenneth Schwartz
President, Chief Executive	Director
Officer and Chairman	March 28, 2012
of the Board of Directors
Principal Executive Officer

March 28, 2012

/s/ Leonard Hagan
Leonard Hagan
Director
March 28, 2012

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31	President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm
For the Year Ended December 31, 2011	F - 2

Report of Independent Registered Public Accounting Firm
For the Year Ended December 31, 2010	F - 3

Consolidated Balance Sheets
December 31, 2011 and 2010	F - 4

Consolidated Statements of Operations and Comprehensive Income
(Loss) Years Ended December 31, 2011 and 2010	F - 5

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011 and 2010	F - 6

Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010	F - 7

Notes to Consolidated Financial Statements	F - 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ridgefield Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Ridgefield Acquisition Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no principle operations or significant revenue producing activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Bailey & Company, Ltd.

Reno, NV

March 28, 2012

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

Berman & Company, P.A.

Boca Raton, Florida

March 28, 2011

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,340	$889,887
Prepaid tax	12,674	—

TOTAL ASSETS	$57,014	$889,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,945	$14,357

TOTAL CURRENT LIABILITIES	16,945	14,357

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares
Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares
Issued and outstanding - 1,260,773 on December 31, 2011 and December 31, 2010	1,261	1,261
Additional paid in capital	1,516,419	2,272,883
Accumulated deficit	(1,477,611)	(1,398,614)
Accumulated other comprehensive income	—	—

TOTAL STOCKHOLDERS' EQUITY	40,069	875,530

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$57,014	$889,887

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended
	December 31,
	2011	2010

REVENUES	$—	$—

General and administrative expenses	80,485	26,872

Total Expenses	80,485	26,872

OTHER INCOME
Interest	1,488	3,578
Realized gain on investments	—	272,134
Total Other Income	1,488	275,712

INCOME/(LOSS) BEFORE TAXES	(78,997)	248,840

Income tax expenses	—	(13,411)
NET INCOME/(LOSS)	(78,997)	235,429

OTHER COMPREHENSIVE INCOME
Reclassification adjustment for gains included in net income	—	(239,548)

COMPREHENSIVE INCOME (LOSS)	$(78,997)	$(4,119)

NET INCOME (LOSS)PER COMMON SHARE
Basic	$(0.06)	$0.19
Dilutive	$(0.06)	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,280
Dilutive	1,260,773	1,260,280

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Totals

Balance, December 31, 2009	1,254,773	1,255	2,263,889	(1,634,043)	239,548	870,649

Stock issued for services
- related party	6,000	6	8,994			9,000
Other Comprehensive
Income
Changes in unrealized
Gain (loss)	—	—	—	—	(239,548)	(239,548)
Net Income	—	—	—	235,429	—	235,429

Balance, December 31, 2010	1,260,773	$1,261	$2,272,883	$(1,398,614)	—	$875,530

Return of capital	—	—	(756,464)	—	—	(756,464)
Net loss	—	—	—	(78,997)	—	(78,997)

Balance, December 31, 2011	1,260,773	$1,261	$1,516,419	$(1,477,611)	—	$40,069

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITES
Net income/(loss)	$(78,997)	$235,429
Adjustments to reconcile net income to net cash used in operating activities:
Stock issuance for professional services	—	9,000
Realized gain on investments	—	(272,134)
Changes in assets and liabilities
Prepaid tax	(12,674)	—
Increase in accounts payable and accrued expenses	2,588	1,281

Net cash used in operating activities	(89,083)	(26,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	—	608,902

Net cash provided by investing activities	—	608,902

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for return of capital distribution	(756,464)	—
Net cash used in financing activities	(756,464)	—

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(845,547)	$582,478

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	889,887	307,409

CASH AND CASH EQUIVALENTS, END OF YEAR	$44,340	$889,887

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for taxes	$32,692	$—

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

GOING CONCERN AND LIQUIDITY

At December 31, 2011, the Company had a working capital of approximately $40,000 and an accumulated deficit of approximately $1.5 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting and will be either taxable or deductible when the assets or liabilities are recovered or settled. The Company does not have any uncertain tax positions.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2011, and 2010, the Company had no cash equivalents.

The Company's cash exceeded the FDIC limit for cash held in banks at December 31, 2011 and 2010 by approximately $0 and $595,000,respectively.

OTHER COMPREHENSIVE INCOME

Other comprehensive income includes all changes in stockholders' equity during a period from non-owner sources and is reported in the consolidated statement of stockholders' equity. At December 31, 2010 other comprehensive income consisted of previously reported unrealized gains that were reclassified to operations as a result of the sale of the underlying marketable securities.

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

Financial instruments including cash and cash equivalents and accounts payable and accrued expenses are carried in the financial statements at amounts that approximate fair value at December 31, 2011 and 2010.

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

NOTE 3 - STOCKHOLDERS' EQUITY

During 2010, the Company issued 6,000 shares of common stock having a fair value of $9,000. Fair value, of $1.50/share, was based upon the grant date in June 2008, at which time the Company granted 120,000 shares vesting evenly through January 31, 2010. The shares were issued to an entity controlled by the Company's Chief Executive Officer. In addition to the stock issued for services, the Company also paid $5,000 per month as management fees. The management agreement terminated in January 2010.

Note 4 INCOME TAXES

At December 31, 2011, the Company has a federal net operating loss carry-forward of approximately $795,000 available to offset future taxable income. The Company’s remaining net operating loss carry-forward will expire between 2012 and 2031. Utilization of future net operating losses may be limited due to ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2011 was $278,000 a decrease of $59,469 from $337,469 at December 31, 2010, due to the expiration of net operating losses offset by the current period net loss. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 INCOME TAXES (continued)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010

Net operating loss carry forward	$278,000	$337,469

Valuation allowance	(278,000)	(337,469)
Net deferred tax asset	$—	$—

There was no Federal income tax expense for the years ended December 31, 2011 and 2010 due to the Company's net losses. For the years ended December 31, 2011 and 2010 the state income tax expense was zero and $13,411, respectively.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2011 and 2010, (computed by applying the Federal Corporate tax rate of 35% to income before taxes and 5.5% for State Corporate taxes, the blended rate used was 38.67%), as follows:

	2011	2010
Current federal tax expense (benefit)	(28,000)	93,638
State tax rate difference, net of federal benefit	(3,000)	(182)
Expired net operating loss carryforwards	94,000	—
Change in valuation allowance	(63,000)	(80,045)
Income tax expense(Benefit)	—	13,411

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

