Form 10-Q
period 2012-03-31
RIDGEFIELD ACQUISITION CORP
filed 2012-05-15
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from __________ to __________

Commission File No. -- 0-16335

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

☒ Yes ☐ No

As of May 7, 2012 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,373	$44,340
Prepaid tax	12,674	12,674

TOTAL ASSETS	$44,047	$57,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,845	$16,945

TOTAL CURRENT LIABILITIES	9,845	16,945

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares,
Issued - none	--	--
Common stock, $.001 par value; authorized - 30,000,000 shares,
Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,483,478)	(1,477,611)

TOTAL STOCKHOLDERS' EQUITY	34,202	40,069

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$44,047	$57,014

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

General and administrative expenses	$5,887	$12,226

TOTAL EXPENSES	5,887	12,226

OTHER INCOME
Interest	20	1,051

TOTAL OTHER INCOME	20	1,051

NET LOSS	$(5,867)	$(11,175)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,867)	$(11,175)
Adjustment to reconcile net loss
to net cash used in operating activities
Changes in assets and liabilities
(Decrease)increase accounts payable and
accrued expenses	(7,100)	10,250

Net Cash Used in Operating Activities	(12,967)	(925)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,967)	(925)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	44,340	889,887

CASH AND CASH EQUIVALENTS, END OF PERIODS	$31,373	$888,962

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

The financial information as of March 31, 2012 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2011 and 2010. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.48 million through March 31, 2012. As of March 31, 2012, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2012 and 2011, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2011, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

For the three months ended March 31, 2012, the Company has not earned any revenues, except for interest income of $20. For the same period, the Company incurred general and administrative expenses of $5,887, resulting in a net loss equal to $5,867. General and administrative expenses for the three months ended March 31, 2012 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Company satisfied its working capital needs from cash on hand. As of March 31, 2012, the Company had cash and cash equivalents on hand in the amount of $31,373.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended March 31, 2012, the Company was not a party to any material legal proceedings.

Item 6. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Proxy Statement, dated, May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Proxy Statement, dated May 26, 2006.

10.1	OEM Purchase Agreement dated January 15, 1990, between Ridgefield Acquisition Corp. and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

10.2	Form of Convertible Promissory Note, 12/30/93 Private Placement, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

10.3	Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.3.

10.4	Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.4.

10.5	Form of Promissory Note, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.5.

10.6	Form of Security Agreement, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.6.

10.7	Form of Common Stock Purchase Warrant, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.7.

10.8	Form of Promissory Note, July 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.8.

10.9	Form of April 1, 1996 Promissory Note Extension, October 17, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.9.

10.10	Form of Common Stock Purchase Warrant, October 10, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.10.

10.11	Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998.

10.12	Stock Purchase Agreement, between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000.

10.13	Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

10.14	Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.15	Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.16	Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.17	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.18	Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 14, 2012

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

