Form 10-Q
period 2012-09-30
RIDGEFIELD ACQUISITION CORP
filed 2012-11-14
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

☒ Yes ☐ No

As of November 13, 2012 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,093	$44,340

Prepaid tax	—	12,674

TOTAL ASSETS	$26,093	$57,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,745	$16,945
TOTAL CURRENT LIABILITIES	3,745	16,945

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,495,332)	(1,477,611)

TOTAL STOCKHOLDERS' EQUITY	22,348	40,069

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$26,093	$57,014

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

General and administrative expenses	$2,966	$5,697	$17,825	$48,577
TOTAL EXPENSES	2,966	5,697	17,825	48,577
OTHER INCOME
Interest Income	42	47	104	1,454
TOTAL OTHER INCOME	42	47	104	1,454

NET LOSS BEFORE TAXES	(2,924)	(5,650)	(17,721)	(47,123)
INCOME TAXES	—	(4,084)	—	(17,028)
NET LOSS	$(2,924)	$(9,734)	$(17,721)	$(64,151)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.00)	$(.01)	$(.01)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,721)	$(64,151)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Decrease in Prepaid tax	12,674
Decrease in accounts payable and accrued expenses	(13,200)	(9,512)

Net Cash Used in Operating Activities	(18,247)	(73,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for distribution of dividends	—	(756,464)
Net Cash used in Financing Activities	—	(756,464)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,247)	(830,127)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	44,340	889,887

CASH AND CASH EQUIVALENTS, END OF PERIODS	$26,093	$59,760

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

The financial information as of September 30, 2012 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2011 and 2010. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.5 million through September 30, 2012. As of September 30, 2012, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

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

Results of Operations

For the three months ended September 30, 2012, the Company has not earned any revenues, except for interest income of $42. For the same period, the Company incurred general and administrative expenses of $2,966, resulting in a net loss equal to $2,924. General and administrative expenses for the three months ended September 30, 2012 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

For the nine months ended September 30, 2012, the Company has not earned any revenues, except for interest income of $104. For the same period, the Company incurred general and administrative expenses of $17,825, resulting in a net loss equal to $17,721. General and administrative expenses for the nine months ended September 30, 2012 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the three months ended September 30, 2012, the Company satisfied its working capital needs from cash on hand. As of September 30, 2012, the Company had cash and cash equivalents on hand in the amount of $26,093.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2012, the Company was not a party to any material legal proceedings.

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

Dated: November 14, 2012

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

