Form 10-K
period 2012-12-31
RIDGEFIELD ACQUISITION CORP
filed 2013-03-27
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $78,871. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 20, 2013, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $.001 per share.

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

As of December 31, 2012, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the year ended December 31, 2012 the Company has earned no revenues other than interest income.

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

As of December 31, 2012, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

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

The Company Has Limited Resources

The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2012 and December 31, 2011. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is investment income and interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target"). There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company may not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of March 20, 2013, Mr. Bronson beneficially owned and controled 1,038,004 shares of common stock of the Company, representing approximately 82.3% of the issued and outstanding shares of common stock and approximately 82.3% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

The Company is Authorized to Issue Preferred Stock

RAC's Articles of Incorporation authorizes the designation and issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of preferred stock.

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

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2012 and December 31, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2012.

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

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)

2012
Fourth Quarter	1.01	1.01
Third Quarter	1.01	.45
Second Quarter	.45	.45
First Quarter	.45	.45

2011
Fourth Quarter	.75	.45
Third Quarter	.75	.75
Second Quarter	1.35	.65
First Quarter	1.20	1.20

As of March 20, 2013 the opening and closing price of the Company's common stock was $1.01and $1.01, respectively.

(b) HOLDERS. As of March 20, 2013, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value.

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

As of December 31, 2012, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations

During the year ended December 31, 2012 ("Fiscal 2012"), the Company earned no revenues from operations and generated dividend and interest income of $48 compared to no revenues from operations and interest income in the amount of $1,488 for the year ended December 31, 2011 ("Fiscal 2011").

During Fiscal 2012, the Company incurred expenses of $34,305, a decrease of $46,180 compared to expenses of $80,485 for Fiscal 2011. The decrease was due primarily to professional fees.

For Fiscal 2012, the Company had a net operating loss of $34,257 compared to a net operating loss of $78,997 for Fiscal 2011.

Liquidity and Capital Resources

During Fiscal 2012, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of December 31, 2012, the Company had cash on hand of $22,357. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2012.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2012, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2012. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	47	Chairman, Chief Executive Officer and President
Leonard Hagan	61	Director
Kenneth Schwartz	57	Director

Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held investment banking firm. In addition, Mr. Bronson is an officer and director of the following publicly traded companies: Interlink Electronics, Inc., 4net Software, Inc., and BKF Capital Group, Inc.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2012, the Board of Directors held no meetings. In view of the Company's lack of operations, during the year ended December 31, 2012, the Board of Directors did not form any committees. During the year ended December 31, 2012, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table(1)

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position	Fiscal year	Annual Salary	Stock Grants	Option Grants
Steven N. Bronson CEO and President	2012	$0	0	0
	2011	$0	0	0
	2010	$0	0	0

(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2012. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2012 and Fiscal 2011 Option Values

The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2012, by each of the Named Executive Officers.

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

Compensation of Directors

For the year ended December 31, 2012, no cash compensation was paid to our directors for their services as directors.

Employment Contracts

On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference. Mr. Bronson's employment agreement automatically renewed for the one year period April 1, 2012, through March 31, 2013. The terms of such Mr. Bronson's employment agreement includes the following:

Name	Title	Salary/Year	Term
Steven N. Bronson	CEO & President	0	1 year

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 20, 2013 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.

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

Since March 1, 2010 the Company has maintained its principal offices to 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per month to BKF Capital Group, Inc. for the use of the office and facilities. Steven N. Bronson, the Company's President, Chairman and controlling shareholder, is the president and chairman of BKF Capital Group, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $14,000 for 2012 and $14,000 for 2011.

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

Dated: March 27, 2013

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, CEO and President
Principle Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven N. Bronson	/s/ Kenneth Schwartz
Steven N. Bronson	Kenneth Schwartz
President, Chief Executive	Director
Officer and Chairman	March 27, 2013
of the Board of Directors
Principal Executive Officer
Principal Financial Officer
March 27, 2013

/s/ Leonard Hagan
Leonard Hagan
Director
March 27, 2013

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit Number	Description of Document

31	President's Written Certification Of Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	President's Written Certification Of Financial Statements pursuant to 18 U.S.C. Statute 1350.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ridgefield Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Ridgefield Acquisition Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Excelsis Accounting Group

Reno, NV

March 27, 2013

F-2

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,357	$44,340
Prepaid tax	—	12,674

TOTAL ASSETS	$22,357	$57,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,545	$16,945

TOTAL CURRENT LIABILITIES	16,545	16,945

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares Issued and outstanding - 1,260,773 on December 31, 2012 and December 31, 2011	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,511,868)	(1,477,611)
Accumulated other comprehensive income	—	—

TOTAL STOCKHOLDERS' EQUITY	5,812	40,069

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$22,357	$57,014

The accompanying notes are an integral part of these consolidated financial statements.

F-3

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2012	2011

REVENUES	$—	$—

General and administrative expenses	34,305	80,485

Total Expenses	34,305	80,485

OTHER INCOME
Interest	48	1,488
Total Other Income	48	1,488

INCOME/(LOSS) BEFORE TAXES	(34,257)	(78,997)

Income tax expenses	—	—
NET INCOME/(LOSS)	(34,257)	(78,997)

NET INCOME (LOSS)PER COMMON SHARE
Basic	$(0.03)	$(.06)
Dilutive	$(0.03)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773
Dilutive	1,260,773	1,260,773

The accompanying notes are an integral part of these consolidated financial statements.

F-4

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2010	1,260,773	$1,261	$2,272,883	$(1,398,614)	$875,530
Return of capital	—	—	(756,464)	—	(756,464)
Net loss	—	—	—	(78,997)	(78,997)

Balance, December 31, 2011	1,260,773	$1,261	$1,516,419	$(1,477,611)	$40,069
Net loss	—	—	—	(34,257)	(34,257)

Balance, December 31, 2012	1,260,773	$1,261	$1,516,419	$(1,511,868)	$5,812

The accompanying notes are an integral part of these consolidated financial statements.

F-5

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITES
Net income/(loss)	$(34,257)	$(78,997)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in assets and liabilities
Prepaid tax	12,674	(12,674)
(Decrease) increase in accounts payable and accrued expenses	(400)	2,588

Net cash used in operating activities	(21,983)	(89,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for return of capital distribution	—	(756,464)
Net cash used in financing activities	—	(756,464)

NET DECREASE IN CASH AND CASH EQIVALENTS	(21,983)	(845,547)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44,340	889,887
CASH AND CASH EQUIVALENTS, END OF YEAR	22,357	44,340

SUPPLEMENTAL SCHEDUL OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$32,692

The accompanying notes are an integral part of these consolidated financial statements.

F-6

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

GOING CONCERN AND LIQUIDITY

At December 31, 2012, the Company had a working capital of approximately $6,000 and an accumulated deficit of approximately $1.5 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

F-7

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2012, and 2011, the Company had no cash equivalents.

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

Financial instruments including cash and cash equivalents and accounts payable and accrued expenses are carried in the financial statements at amounts that approximate fair value at December 31, 2012 and 2011.

NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.

F-8

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RETURN OF CAPITAL DISTRIBUTION

On May 4, 2011, the Company paid $756,464 as a return of capital distribution ($.60 a share) to its shareholders of record as of April 15, 2011.  The Company recorded the return of capital distribution as a decrease in paid in capital.

Note 3 INCOME TAXES

At December 31, 2012, the Company has a federal net operating loss carry-forward of approximately $831,000 available to offset future taxable income. The Company’s remaining net operating loss carry-forward will expire between 2017 and 2032. Utilization of future net operating losses may be limited due to ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2012 was $290,000 an increase of $12,000 from $278,000 at December 31, 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012.

F-9

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 INCOME TAXES (continued)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2012	2011

Net operating loss carry forward	$290,000	$278,000

Valuation allowance	(290,000)	(278,000)
Net deferred tax asset	$—	$—

There was no Federal income tax expense for the years ended December 31, 2012 and 2011 due to the Company's net losses. For the years ended December 31, 2012 and 2011 state income tax expense was zero.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2012 and 2011, (computed by applying the Federal Corporate tax rate of 35% to income before taxes and 5.5% for State Corporate taxes, the blended rate used was 38.67%), as follows:

	2012	2011
Current federal tax expense (benefit)	(12,000)	(28,000)
State tax rate difference, net of federal benefit	(1,000)	(3,000)
Expired net operating loss carryforwards	—	94,000
Change in valuation allowance	13,000	(63,000)
Income tax expense(Benefit)	—	—

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

F-10