Form 10-Q
period 2013-03-31
RIDGEFIELD ACQUISITION CORP
filed 2013-05-10
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended March 31, 2013.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to ______________

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

☒ Yes ☐ No

As of May 9, 2013 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q
		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2013
	(unaudited) and December 31, 2012	3

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2013 and 2012(unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 4. Controls and Procedures		10

PART II	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 6.	Exhibits	12

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,562	$22,357

TOTAL ASSETS	$10,562	$22,357

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,544	$16,545

TOTAL CURRENT LIABILITIES	7,544	16,545

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares,
Issued - none	--	--
Common stock, $.001 par value; authorized - 30,000,000 shares,
Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,514,662)	(1,511,868)

TOTAL STOCKHOLDERS' EQUITY	3,018	5,812

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,562	$22,357

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

General and administrative expenses	$2,800	$5,887

TOTAL EXPENSES	2,800	5,887

OTHER INCOME
Interest Income	6	20

TOTAL OTHER INCOME	6	20

NET LOSS	$(2,794)	$(5,867)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,794)	$(5,867)
Adjustment to reconcile net loss
to net cash used in operating activities
Changes in assets and liabilities
Decrease in accounts payable and
accrued expenses	(9,001)	(7,100)

Net Cash Used in Operating Activities	(11,795)	(12,967)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,795)	(12,967)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	22,357	44,340

CASH AND CASH EQUIVALENTS, END OF PERIODS	$10,562	$31,373

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

The financial information as of March 31, 2013 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2012 and 2011. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.5 million through March 31, 2013. As of March 31, 2013, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for the three months ended March 31, 2013 and 2012, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2012, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

For the three months ended March 31, 2013, the Company has not earned any revenues, except for interest income of $6. For the same period, the Company incurred general and administrative expenses of $2,800, resulting in a net loss equal to $2,794. General and administrative expenses for the three months ended March 31, 2013 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company satisfied its working capital needs from cash on hand. As of March 31, 2013, the Company had cash and cash equivalents on hand in the amount of $10,562.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended March 31, 2013, the Company was not a party to any material legal proceedings.

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

_____________________

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

Dated: May 10, 2013

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

_____________________

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

