Form 10-Q
period 2013-09-30
RIDGEFIELD ACQUISITION CORP
filed 2013-11-13
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from _________________to ________________

Commission File No. — 0-16335

Ridgefield Acquisition Corp.

(Exact name of registrant as specified in its Charter)

Nevada	84-0922701
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
(Address of Principal Executive Office) (Zip Code)

(561) 362-5385
(Registrant’s telephone number including area code)

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
☒ Yes ☐ No

As of November 8, 2013 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$805	$22,357

TOTAL ASSETS	$805	$22,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,618	$16,545
Related party note	7,200	—

TOTAL CURRENT LIABILITIES	9,818	16,545

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,526,693)	(1,511,868)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(9,013)	5,812

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$805	$22,357

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

General and administrative expenses	$6,829	$2,966	$14,832	$17,825
TOTAL EXPENSES	6,829	2,966	14,832	17,825
OTHER INCOME
Interest Income	—	42	7	104
TOTAL OTHER INCOME	—	42	7	104

NET LOSS BEFORE TAXES	(6,829)	(2,924)	(14,825)	(17,721)

NET LOSS	$(6,829)	$(2,924)	$(14,825)	$(17,721)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.01)	$(.00)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,825)	$(17,721)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Decrease in prepaid tax	—	12,674
Decrease in accounts payable and accrued expenses	(13,927)	(13,200)

Net Cash Used in Operating Activities	(28,752)	(18,247)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note	7,200	—

Net cash provided by financing activities	7,200	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,552)	(18,247)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	22,357	44,340

CASH AND CASH EQUIVALENTS, END OF PERIODS	$805	$26,093

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

(A)           Nature of Operations

Ridgefield Acquisition Corp. (the “Company”) was incorporated under the laws of the State of Colorado on October 13, 1983. Effective June 23, 2006, the Company was reincorporated under the laws of the State of Nevada through the merger of the Company with a wholly-owned subsidiary of the Company. Since July 2000, the Company has suspended all operations, except for necessary administrative matters.

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

The financial information as of September 30, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2012 and 2011. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.5 million through September 30, 2013. As of September 30, 2013, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company’s condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments. There is no difference in the calculation of basic and diluted income per share for the three and nine months ended September 30, 2013 and 2012, respectively.

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

DUE TO RELATED PARTY

During the three months ended September 30, 2013, The Company’s president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of September 30, 2013, the aggregate principal loan balance amounted to $7,200.

NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the “Company”) and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Reform Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company’s current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the Company’s actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company’s policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Acquisition Strategy

The Company’s plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders’ advice and consent, or because of a requirement of state law to do so.

In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, management’s objective will be to obtain long-term capital appreciation for the Company’s shareholders. There can be no assurance that the Company will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

Results of Operations

For the three months ended September 30, 2013 and 2012, the Company incurred general and administrative expenses of $6,829 and $2,966, resulting in a net loss equal to $6,829 and $2,924, respectively. General and administrative expenses for the three months ended September 30, 2013 consisted of costs associated with maintaining the Company’s status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

For the nine months ended September 30, 2013 and 2012, the Company has not earned any revenues, except for interest income of $7 and $104, respectively. For the same periods, the Company incurred general and administrative expenses of $14,832 and $17,825, resulting in a net loss equal to $14,825 and $17,721, respectively. General and administrative expenses for the nine months ended September 30, 2013 consisted of costs associated with maintaining the Company’s status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the three months ended September 30, 2013, the Company satisfied its working capital needs from cash on hand and loans from the Company’s President and majority shareholder. As of September 30, 2013, the Company had cash and cash equivalents on hand in the amount of $805. For the foreseeable future the Company will be dependent on additional borrowings from the Company’s President and majority shareholder.

The Company’s long term financial condition will be subject to its ability to arrange for a merger, acquisition or a business combination with an operating business on favorable terms that will result in profitability. There can be no assurance that the Company will be able to do so or, if it is able to do so, that the transaction will be on favorable terms not resulting in an unreasonable amount of dilution to the Company’s existing shareholders.

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

Item 4.   Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company’s Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company’s Principal Executive Officer has concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the Company’s disclosure controls and procedures are operating in an effective manner to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls over financial reporting.

There have been no changes in Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2013, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

During the quarter ended September 30, 2013, the Company’s president and principal Executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loan (the “Loan”) is repayable upon demand and accrues interest at the rate of 10% per annum. As of September 30, 2013, the aggregate principal loan balance amounted to $7,200 and such loans have accrued interest of $73 through September 30, 2013. The Loans are evidenced by a written loan agreement, dated November 12, 2013, which is attached to hereto as Exhibit 10.19.

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

3.5
Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 9, 1999.

3.6
Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.’s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003.

3.7
By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company’s wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

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

10.11
Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998 as Exhibit 10.11.

10.12	Stock Purchase Agreement, between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000 as Exhibit 10.12.

10.13
Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 as Exhibit 10.13.

10.14
Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001 as Exhibit 10.14.

10.15
Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as Exhibit 10.15.

10.16
Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.16.

10.17
Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.18
Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18.

10.19*	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013 attached hereto as Exhibit 10.19.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 10.14.

31*	President’s Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President’s Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase
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

Dated: November 13, 2013

RIDGEFIELD ACQUSITION CORP.

By:	/s/ Steven N. Bronson
Steven N. Bronson, President
(Principle Executive Officer),
as Registrant’s duly authorized officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

10.19*	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013.

31*	President’s Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President’s Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

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

