Form 10-K
period 2013-12-31
RIDGEFIELD ACQUISITION CORP
filed 2014-03-28
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $177,022. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 24, 2014, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $.001 per share.

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

As of December 31, 2013, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 share of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the year ended December 31, 2013 the Company has earned no revenues other than interest income.

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

As of December 31, 2013, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Employees

As of March 24, 2014, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.

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

The Company Has Limited Resources

The Company has limited resources and has had no revenues from operations for the fiscal years ended December 31, 2013 and December 31, 2012. On March 9, 1999, the Company sold substantially all of its assets and essentially ceased all operations. Currently, the primary source of revenue for the Company is investment income and interest income. The Company will only earn revenues through the acquisition of or merger(an "Acquisition") with a target company (a "Target"). There can be no assurance that any Target, at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company may not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate an Acquisition. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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

Additional Financing May Not Be Available to the Company

There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would be limited in its attempts to complete Acquisitions. The inability of the Company to secure additional financing, if needed, could also have a material adverse effect on the continued existence of the Company. The Company has no arrangements with any bank or financial institution to secure financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of March 24, 2014, Mr. Bronson beneficially owned and controlled 1,038,004 shares of common stock of the Company, representing approximately 82.3% of the issued and outstanding shares of common stock and approximately 82.3% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

There Exist Risks to Stockholders Relating to Dilution: Authorization of Additional Securities and Reduction of Percentage Share Ownership Following Merger

The Company's Certificate of Incorporation authorizes the issuance of 30,000,000 shares of common stock. As of March 24, 2014, the Company had 1,260,773 shares of common stock issued and outstanding and 28,739,227 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

The Company is Authorized to Issue Preferred Stock

The Company’s Articles of Incorporation authorizes the designation and issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of preferred stock.

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

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2013 and December 31, 2012.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2013.

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

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)

2013
Fourth Quarter	1.01	.32
Third Quarter	1.01	1.01
Second Quarter	1.01	1.01
First Quarter	1.01	1.01

2012
Fourth Quarter	1.01	1.01
Third Quarter	1.01	.45
Second Quarter	.45	.45
First Quarter	.45	.45

As of March 24, 2014 the opening and closing price of the Company's common stock was $0.15 and $0.15, respectively.

(b) HOLDERS. As of March 24, 2014, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value.

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

The following discussion provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's consolidated financial statements and the notes to financial statements, which are included in this report.

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

Competition for the Company's Acquisition Strategy

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

As of December 31, 2013, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Results of Operations

During the year ended December 31, 2013 ("Fiscal 2013"), the Company earned no revenues from operations and generated dividend and interest income of $7 compared to no revenues from operations and interest income in the amount of $48 for the year ended December 31, 2012 ("Fiscal 2012"). In addition, the Company had interest expense of $332 in 2013 as a result of the loan from President of the Company.

During Fiscal 2013, the Company incurred expenses of $33,031, a decrease of $1,274 compared to expenses of $34,305 for Fiscal 2012. The decrease was due primarily to professional fees.

For Fiscal 2013, the Company had a net operating loss of $33,356 compared to a net operating loss of $34,257 for Fiscal 2012.

Liquidity and Capital Resources

During Fiscal 2013, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of December 31, 2013, the Company had cash on hand of $4,405. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2013.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2013, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2013. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	48	Chairman, Chief Executive Officer and President
Leonard Hagan	62	Director
Kenneth Schwartz	58	Director

Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Bronson & Co., LLC f/k/a Catalyst Financial LLC, a privately held investment banking firm registered with the U.S. Securities and Exchange Commission. In addition, Mr. Bronson is an officer and director of the following publicly traded companies: Interlink Electronics, Inc., 4net Software, Inc., Qualstar Corporation and BKF Capital Group, Inc.

Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past sixteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp., and O’Bein & Shepard, Inc. Mr. Hagan is also a director of 4net Software, Inc. and BKF Capital Group, Inc. both publicly traded corporations.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2013, the Board of Directors held 1 meeting. In view of the Company's lack of operations, during the year ended December 31, 2013, the Board of Directors did not form any committees. During the year ended December 31, 2013, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table(1)

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position	Fiscal year	Annual Salary	Stock Grants	Option Grants
Steven N. Bronson
CEO and President	2013	$0	0	0
	2012	$0	0	0
	2011	$0	0	0

(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2013. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2013 and Fiscal 2012 Option Values

The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2013, by each of the Named Executive Officers.

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

Compensation of Directors

For the year ended December 31, 2013, no cash compensation was paid to our directors for their services as directors.

Employment Contracts

On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference. Mr. Bronson's employment agreement automatically renewed for the one year period April 1, 2013, through March 31, 2014. The terms of Mr. Bronson's employment agreement includes the following:

Name	Title	Salary/Year	Term

Steven N. Bronson	CEO & President	0	1 year

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 24, 2014 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.

		Number of		Percent
Name and Address	Company Position	Shares owned		of class

Steven N. Bronson and President	Chairman, CEO	1,038,004	(2)	82.3%

Kenneth Schwartz	Director	32,500	(3)	2.7%

Leonard Hagan	Director	15,000		1.1%

All directors and executive officers a group (3 persons)		1,085,504		86%

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

During the quarter ended September 30, 2013, the Company's president and principal Executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loan (the "Loan") is repayable upon demand and accrues interest at the rate of 10% per annum. As of December 31, 2013, 2013, the aggregate principal loan balance amounted to $16,200 and such loans have accrued interest of $332 through December 31, 2013. The Loans are evidenced by a written loan agreement, dated November 12, 2013, which is attached to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as Exhibit 10.19.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $14,000 for 2013 and $14,000 for 2012.

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

Dated: March 27, 2014

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
Principle Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven N. Bronson	/s/ Kenneth Schwartz

Steven N. Bronson	Kenneth Schwartz
President, Chief Executive	Director
Officer and Chairman	March 27, 2014
of the Board of Directors
Principal Executive Officer
Principal Financial Officer
March 27, 2014

/s/ Leonard Hagan

Leonard Hagan
Director
March 27, 2014

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

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ridgefield Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Ridgefield Acquisition Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Acquisition Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Excelsis Accounting Group

Reno, NV

March 27, 2014

F-2

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,405	$22,357

TOTAL ASSETS	$4,405	$22,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,417	$16,545

Related party note and interest payable	16,532	—

TOTAL CURRENT LIABILITIES	31,949	16,545

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares Issued and outstanding - 1,260,773 on December 31, 2013 and December 31, 2012	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,545,224)	(1,511,868)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,544)	5,812

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,405	$22,357

The accompanying notes are an integral part of these consolidated financial statements.

F-3

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2013	2012

REVENUES	$—	$—

General and administrative expenses	33,031	34,305

Total Expenses	33,031	34,305

OTHER INCOME (EXPENSE)
Interest	(325)	48

Total Other Income (Expense)	(325)	48

NET INCOME/(LOSS)	(33,356)	(34,257)

Income

NET INCOME (LOSS)PER COMMON SHARE
Basic	$(0.03)	$(.03)

Dilutive	$(0.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

The accompanying notes are an integral part of these consolidated financial statements.

F-4

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2011	1,260,773	$1,261	$1,516,419	$(1,477,611)	$40,069

Net loss	—	—	—	(34,257)	(34,257)

Balance, December 31, 2012	1,260,773	$1,261	$1,516,419	$(1,511,868)	$5,812

Net loss	—	—	—	(33,356)	(33,356)

Balance, December 31, 2013	1,260,773	$1,261	$1,516,419	$(1,545,224)	$(27,544)

The accompanying notes are an integral part of these consolidated financial statements.

F-5

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITES
Net income/(loss)	$(33,356)	$(34,257)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in assets and liabilities
Prepaid tax	—	12,674
(Decrease) increase in accounts payable and accrued expenses	(796)	(400)

Net cash used in operating activities	(34,152)	(21,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	16,200	—

Net cash provided by financing activities	16,200	—

NET DECREASE IN CASH AND CASH EQIVALENTS	(17,952)	(21,893)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,357	44,340

CASH AND CASH EQUIVALENTS, END OF YEAR	4,405	22,357

SUPPLEMENTAL SCHEDUL OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At December 31, 2013, the Company had a working capital deficit of approximately $28,000 and an accumulated deficit of approximately $1.55 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2013 and 2012, respectively.

F-7

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2013, and 2012, the Company had no cash equivalents.

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

NOTE 2 - DUE TO RELATED PARTY

Since August 5, 2013,the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2013, the aggregate principal loan balance amounted to $16,200 and such loans have accrued interest of $332 through December 31, 2013.

NOTE 3 - INCOME TAXES

At December 31, 2013, the Company has a federal net operating loss carry-forward of approximately $864,000 available to offset future taxable income. The Company’s remaining net operating loss carry-forward will expire between 2017 and 2032. Utilization of future net operating losses may be limited due to ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2013 was $302,000 an increase of $12,000 from $290,000 at December 31, 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

F-8

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (continued)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2013	2012

Net operating loss carry forward	$302,000	$290,000

Valuation allowance	(302,000)	(290,000)
Net deferred tax asset	$—	$—

There was no Federal income tax expense for the years ended December 31, 2013 and 2012 due to the Company's net losses. For the years ended December 31, 2013 and 2012 state income tax expense was zero.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2013 and 2012, (computed by applying the Federal Corporate tax rate of 35% to income before taxes and 5.5% for State Corporate taxes, the blended rate used was 38.67%), as follows:

	2013	2012

Current federal tax expense (benefit)	(12,000)	(12,000)
State tax rate difference, net of federal benefit	(1,000)	(1,000)

Change in valuation allowance	13,000	13,000

Income tax expense(benefit)	—	—

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

F-9