Form 10-Q
period 2014-03-31
RIDGEFIELD ACQUISITION CORP
filed 2014-05-13
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to ____________

Commission File No. — 0-16335

Ridgefield Acquisition Corp.
(Exact name of registrant as specified in its Charter)

Nevada	84-0922701
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3990-B Heritage Oak Court, Simi Valley, California 93063
(Address of Principal Executive Office) (Zip Code)

805-416-7101
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

☒ Yes ☐ No

As of May 12, 2013 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,663	$4,405

TOTAL ASSETS	$3,663	$4,405

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,914	$15,417
Related party note and interest payable	26,992	16,532
TOTAL CURRENT LIABILITIES	34,906	31,949

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,548,923)	(1,545,224)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(31,243)	(27,544)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,663	$4,405

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

General and administrative expenses	$3,238	$2,800
TOTAL EXPENSES	3,238	2,800
OTHER INCOME & EXPENSES
Interest Income		6
Interest Expense	460	—
TOTAL OTHER INCOME & EXPENSES	460	6

NET LOSS BEFORE TAXES	(3,698)	(2,794)

NET LOSS	$(3,698)	$(2,794)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,698)	$(2,794)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Decrease in accounts payable and accrued expenses	(7,044)	(9,001)

Net Cash Used in Operating Activities	(10,742)	(11,795)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note	10,000	—

Net cash provided by financing activities	10,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(742)	(11,795)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	4,405	22,357

CASH AND CASH EQUIVALENTS, END OF PERIODS	$3,663	$10,562

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

The financial information as of March 31, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2013 and 2012. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.5 million through March 31, 2014. As of March 31, 2014, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments. There is no difference in the calculation of basic and diluted income per share for the three months ended March 31, 2014 and 2013, respectively.

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

DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, Company's president and majority shareholder has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2014, the aggregate principal loan balance amounted to $26,200 and accumulated interest of $792.

NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2013, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

During the three months ended March 31, 2014, the Company had no revenues.

For the three months ended March 31, 2014 and 2013, the Company incurred general and administrative expenses of $3,238 and $2,800, resulting in a net loss equal to $3,698 and $2,794, respectively. General and administrative expenses for the three months ended March 31, 2014 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the three months ended March 31, 2014, the Company incurred interest expense of $460.

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of March 31, 2014, the Company had cash and cash equivalents on hand in the amount of $3,663.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended March 31, 2014, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

During the year ended December 31, 2013, Steven N. Bronson, Company's president and majority shareholder loaned the Company money to fund working capital needs to pay operating expenses. The loan (the "Loan") is repayable upon demand and accrues interest at the rate of 10% per annum. The Loan is evidenced by a written loan agreement, dated November 12, 2013, which is attached to the Company’s Form 10-Q for the Quarter ended September 30, 2013, as Exhibit 10.19. During the quarter ended March 31, 2014, Mr. Bronson loaned the Company an additional $10,000. As of March 31, 2014, the aggregate principal loan balance amounted to $26,200 and such loans have accrued interest of $792 through March 31, 2014.

Subsequent Event

Effective May 1, 2014, the Company relocated its principal offices to 3990-B Heritage Oak Court, Simi Valley, California 93063. The registrant's new telephone number is (805) 416-7101. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

Item 6. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Proxy Statement, dated, May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Proxy Statement, dated May 26, 2006.

10.1	OEM Purchase Agreement dated January 15, 1990, between Ridgefield Acquisition Corp. and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

10.2	Form of Convertible Promissory Note, 12/30/93 Private Placement, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

10.3	Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.3.

10.4	Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.4.

10.5	Form of Promissory Note, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.5.

10.6	Form of Security Agreement, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.6.

10.7	Form of Common Stock Purchase Warrant, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.7.

10.8	Form of Promissory Note, July 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.8.

10.9	Form of April 1, 1996 Promissory Note Extension, October 17, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.9.

10.10	Form of Common Stock Purchase Warrant, October 10, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.10.

10.11	Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998 as Exhibit 10.11.

10.12	Stock Purchase Agreement, between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000 as Exhibit 10.12.

10.13	Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 as Exhibit 10.13.

10.14	Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001 as Exhibit 10.14.

10.15	Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as Exhibit 10.15.

10.16	Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.16.

10.17	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.18	Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18.

10.19	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013 attached hereto as Exhibit 10.19.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 10.14.

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

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

Dated: May 13, 2014

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

