Form 10-Q
period 2014-06-30
RIDGEFIELD ACQUISITION CORP
filed 2014-08-13
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For	the quarterly period ended June 30, 2014.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For	the transition period from ________ to ________

Commission File No. — 0-16335

Ridgefield Acquisition Corp.
(Exact name of registrant as specified in its Charter)

Nevada	84-0922701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

☒ Yes  ☐  No

As of August 7, 2014 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,213	$4,405

TOTAL ASSETS	$2,213	$4,405

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,513	$15,417
Related party note	32,738	16,532
TOTAL CURRENT LIABILITIES	$37,251	$31,949

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued – none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,552,718)	(1,545,224)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(35,038)	(27,544)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,213	$4,405

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

General and administrative expenses	$3,464	$5,200	$6,289	$8,000
TOTAL EXPENSES	3,464	5,200	6,289	8,000
OTHER INCOME
Interest Income	-	6	-	7
Interest Expense	746	-	1,206	-
TOTAL OTHER INCOME	746	6	1,206	7

NET LOSS BEFORE TAXES	(4,210)	(5,194)	(7,495)	(7,993)

NET LOSS	$(4,210)	$(5,194)	$(7,495)	$(7,993)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.00)	$(.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,495)	$(7,993)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Decrease in accounts payable and accrued expenses	(9,697)	(13,528)

Net Cash Used in Operating Activities	(17,192)	(21,521)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note	15,000	—

Net cash provided by financing activities	15,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,192)	(21,521)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	4,405	22,357

CASH AND CASH EQUIVALENTS, END OF PERIODS	$2,213	$836

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

The financial information as of June 30, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2013 and 2012. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months and six months ended June 30, 2014 are not necessarily indicativeof results for the full fiscal year.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.55 million through June 30, 2014. As of June 30, 2014, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments.There is no difference in the calculation of basic and diluted income per share for the three months and six months ended June 30, 2014 and 2013,respectively.

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

DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, the Company's president and majority shareholder has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of June 30, 2014, the aggregate principal loan balance amounted to $31,200 with accrued interest of $1,538.

NEW ACCOUNTING STANDARDS

There are no new accounting standards that are expected to have a significant impact on the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Reform Act")and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2013, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

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

Results of Operations

For the three months ended June 30, 2014 and 2013, the Company incurred General and administrative expenses of $3,464 and $5,200, resulting in a net loss equal to $4,210 and $5,194 respectively. General and administrative expenses for the three months ended June 30, 2014 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the three months ended June 30, 2014, the Company incurred interest expense of $746.

For the six months ended June 30, 2014 and 2013, the Company incurred General and administrative expenses of $6,289 and $8,000, resulting in a net loss equal to $7,495 and $7,993, respectively. General and administrative expenses for the six months ended June 30, 2014 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports withthe Securities and Exchange Commission. During the six months ended June 30, 2014, the Company incurred interest expense of $1,206.

Liquidity and Capital Resources

During the three months ended June 30, 2014, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of June 30, 2014, the Company had cash and cash equivalents on hand in the amount of $2,213.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2014, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

During the year ended December 31, 2013, Steven N. Bronson, the Company's president and majority shareholder loaned the Company money to fund working capital needs to pay operating expenses. The loan (the "Loan") is repayable upon demand and accrues interest at the rate of 10% per annum. The Loanis evidenced by a written loan agreement, dated November 12, 2013,which is attachedto the Company’s Form 10-Q for the Quarter ended September 30, 2013, as Exhibit 10.19. During the quarter ended June 30, 2014, Mr. Bronson loaned the Company an additional $5,000. As of June 30, 2014,the aggregate principal loan balance amounted to $31,200 and such loans have accrued interest of $1,538 through June 30, 2014.

Effective May 1, 2014, the Company relocated its principal offices to 3990-B Heritage Oak Court, Simi Valley, California 93063. The registrant's newtelephone number is (805) 416-7101. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

Item 6. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to RegistrationStatement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp.,a Colorado corporation, incorporated by reference toAnnual Report on Form 10-K for the fiscal year ended December 31, 1987as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-Kfor fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, datedMarch 17, 1999,incorporated by reference to the Company's CurrentReport on Form 8-K reporting an event of March 9, 1999.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Proxy Statement, dated, May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Proxy Statement, dated May 26, 2006.

10.1	OEM Purchase Agreement dated January 15, 1990, between Ridgefield Acquisition Corp. andAriel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

10.2	Form of Convertible Promissory Note, 12/30/93 Private Placement, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

10.3	Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.3.

10.4	Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.4.

10.5	Form of Promissory Note, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for thefiscal year ended December 31, 1996 as Exhibit 10.5.

10.6	Form of Security Agreement, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for thefiscal year ended December 31, 1996 as Exhibit 10.6.

10.7	Form of Common Stock Purchase Warrant, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for thefiscal year ended December 31, 1996 as Exhibit 10.7.

10.8	Form of Promissory Note, July 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for thefiscal year ended December 31, 1996 as Exhibit 10.8.

10.9	Form of April 1, 1996 Promissory Note Extension, October 17, 1996, incorporated by reference to Annual Report on Form 10-KSB for thefiscal year ended December 31, 1996 as Exhibit 10.9.

10.10	Form of Common Stock Purchase Warrant, October 10, 1996, incorporated by reference to Annual Report on Form 10-KSB for thefiscal year ended December 31, 1996 as Exhibit 10.10.

10.11	Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998 as Exhibit 10.11.

10.12	Stock Purchase Agreement, between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000as Exhibit 10.12.

10.13	Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 as Exhibit 10.13.

10.14	Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001as Exhibit 10.14.

10.15	Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005as Exhibit 10.15.

10.16	Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.16.

10.17

Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006.incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.18

Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC.incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18.

10.19	Consulting Agreement, dated as of June 6, 2008, between Ridgefield Acquisition Corp. and Catalyst Financial LLC incorporated by reference to the Form 8-K, dated June 9, 2008.

10.20	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013 incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2013 as Exhibit 10.19.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 10.14.

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*# XBRL Instance Document

101.SCH*# XBRL Taxonomy Extension Schema

101.CAL*# XBRL Taxonomy Extension Calculation Linkbase

101.DEF*# XBRL Taxonomy Extension Definition Linkbase

101.LAB*# XBRL Taxonomy Extension Label Linkbase

101.PRE*# XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2014

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