Form 10-Q
period 2014-09-30
RIDGEFIELD ACQUISITION CORP
filed 2014-11-14
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014.

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

☒ Yes ☐ No

As of November 10, 2014 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,527	$4,405

TOTAL ASSETS	$1,527	$4,405

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,014	$15,417
Related party note	$39,542	$16,532

TOTAL CURRENT LIABILITIES	$47,556	$31,949

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued – none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,563,709)	(1,545,224)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(46,029)	(27,544)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,527	$4,405

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

General and administrative expenses	$10,187	$6,829	$16,476	$14,832
TOTAL EXPENSES	10,187	6,829	16,476	14,832
OTHER INCOME
Interest Income	-	-	-	7
Interest Expense	804	-	2,009	-
TOTAL OTHER INCOME	804	-	2,009	7

NET LOSS BEFORE TAXES	(10,991)	(6,829)	(18,485)	(14,825)

NET LOSS	$(10,991)	$(6,829)	$(18,485)	$(14,825)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.01)	$(.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,485)	$(14,825)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Decrease in accounts payable and accrued expenses	(5,393)	(13,927)

Net Cash Used in Operating Activities	(23,878)	(28,752)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note	21,000	7,200

Net cash provided by financing activities	21,000	7,200

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,878)	(21,552)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	4,405	22,357

CASH AND CASH EQUIVALENTS, END OF PERIODS	$1,527	$805

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

The financial information as of September 30, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2013 and 2012. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months and nine months ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.56 million through September 30, 2014. As of September 30, 2014, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments.There is no difference in the calculation of basic and diluted income per share for the three months and nine months ended September 30, 2014 and 2013,respectively.

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

DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, the Company's president and majority shareholder has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of September 30, 2014, the aggregate principal loan balance amounted to $37,200 with accrued interest of $2,342.

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

Results of Operations

For the three months ended September 30, 2014 and 2013, the Company incurred General and administrative expenses of $10,187 and $6,829, resulting in a net loss equal to $10,991 and $6,829 respectively. General and administrative expenses for the three months ended September 30, 2014 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

For the nine months ended September 30, 2014 and 2013, the Company incurred General and administrative expenses of $16,476 and $14,832, resulting in a net loss equal to $18,485 and $14,825, respectively. General and administrative expenses for the nine months ended September 30, 2014 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the three months ended September 30, 2014, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of September 30, 2014, the Company had cash and cash equivalents on hand in the amount of $1,527.

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

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the quarter ended September 30, 2014, the Company was not a party to any material legal proceedings.

Item 5.	Other Information.

During the year ended December 31, 2013, Steven N. Bronson, the Company's Chairman, president and majority shareholder loaned the Company money to fund working capital needs to pay operating expenses. The loan (the "Loan") is repayable upon demand and accrues interest at the rate of 10% per annum. The Loan is evidenced by a written loan agreement, dated November 12, 2013,which is attached to the Company’s Form 10-Q for the Quarter ended September 30, 2013, as Exhibit 10.19. During the quarter ended September 30, 2014, Mr. Bronson loaned the Company an additional $6,000. As of September 30, 2014, the aggregate principal loan balance amounted to $37,200 and such loans have accrued interest of $2,342 through September 30, 2014.

Effective May 1, 2014, the Company relocated its principal offices to 3990-B Heritage Oak Court, Simi Valley, California 93063. The Company’s new telephone number is (805) 416-7101. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

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

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Linkbase

101.LAB* XBRL Taxonomy Extension Label Linkbase

101.PRE* XBRL Taxonomy Extension Presentation Linkbase

_____________________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014

RIDGEFIELD ACQUSITION CORP.

By:	/s/ Steven N. Bronson

Steven N. Bronson, President
(Principle Executive Officer),
as Registrant's duly authorized
officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 _____________________

* Filed herewith.