Form 10-Q
period 2015-03-31
RIDGEFIELD ACQUISITION CORP
filed 2015-05-12
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ________to _________

Commission File No. — 0-16335

Ridgefield Acquisition Corp.
(Exact name of registrant as specified in its Charter)

Nevada	84-0922701
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361
(Address of Principal Executive Office) (Zip Code)

(805) 416-7054
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

☒ Yes ☐ No

As of May 7, 2015 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$627	$827

TOTAL ASSETS	$627	$827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,713	$14,214
Related party note	$56,261	$47,500
TOTAL CURRENT LIABILITIES	$65,974	$61,714

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,583,027)	(1,578,567)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(65,347)	(60,887)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$627	$827

See accompanying notes to consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

General and administrative expenses	$3,300	$3,238

TOTAL EXPENSES	3,300	3,238

OTHER INCOME & EXPENSES

Interest Expense	1,161	460
TOTAL OTHER INCOME & EXPENSES	1,161	460

NET LOSS BEFORE TAXES	(4,461)	(3,698)

NET LOSS	$(4,461)	$(3,698)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773

See accompanying notes to consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended
	March 31,	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,461)	$(3,698)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Decrease in accounts payable and accrued expenses	(3,339)	(7,044)

Net Cash Used in Operating Activities	(7,800)	(10,742)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note	7,600	10,000

Net cash provided by financing activities	7,600	10,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(200)	(742)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	827	4,405

CASH AND CASH EQUIVALENTS, END OF PERIODS	$627	$3,663

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

The financial information as of March 31, 2015 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2014 and 2013. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2014.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2015 are not necessarily indicative of results for the full fiscal year.

GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.58 million through March 31, 2015. As of March 31, 2015, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments. There is no difference in the calculation of basic and diluted income per share for the three months ended March 31, 2015 and 2014, respectively.

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

DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2015, the aggregate principal loan balance amounted to $51,800 and such loans have accrued interest of $4,461 through March 31, 2015.

Effective March 1, 2015, the Company relocated its principal offices to 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361. The registrant's new telephone number is (805) 416-7054. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, CEO and controlling shareholder, is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

Prior to March 1, 2015, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a fee of $100 per month. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. During the years ended December 31, 2014 and 2013, the Company paid $1,200 per year to BKF Capital Group, Inc. for office space.

NEW ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2014, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

For the three months ended March 31, 2015 and 2014, the Company incurred General and administrative expenses of $3,300 and $3,238, resulting in a net loss equal to $4,461 and $3,698 respectively. General and administrative expenses for the three months ended March 31, 2015 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the three months ended March 31, 2015, the Company incurred interest expense of $1,161.

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of March 31, 2015, the Company had cash and cash equivalents on hand in the amount of $627.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended March 31, 2015, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

During the year ended December 31, 2013, Steven N. Bronson, the Company's Chairman, President and majority shareholder loaned the Company money to fund working capital needs to pay operating expenses. The loan (the "Loan") is repayable upon demand and accrues interest at the rate of 10% per annum. The Loan is evidenced by a written loan agreement, dated November 12, 2013, which is attached to the Company’s Form 10-Q for the Quarter ended September 30, 2013, as Exhibit 10.19. During the year ended December 31, 2014, Mr. Bronson made additional Loans to the Company in the aggregate amount of $28,000 (the “2014 Loans”). The 2014 Loans are evidenced by a written loan agreement, dated March 10, 2015, which is attached to the Company’s Form 10-K for the Year ended December 31, 2014, as Exhibit 10.20. As of March 31, 2015, the aggregate principal loan balance amounted to $51,800 and such loans have accrued interest of $4,461 through March 31, 2015.

Effective March 1, 2015, the registrant relocated its principal offices to 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361. The registrant's new telephone number is (805) 416-7054. The registrant occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the registrant's Chairman, CEO and controlling shareholder, is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

Item 6. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

2	Plan of Merger, dated May 11, 2006 by and between Ridgefield Acquisition Corp., a Colorado corporation, and Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to the Company's Schedule 14A filed on May 26, 2006.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-Kfor fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Proxy Statement, dated, May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Proxy Statement, dated May 26, 2006.

10.1	OEM Purchase Agreement dated January 15, 1990, between Ridgefield Acquisition Corp. and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

10.2	Form of Convertible Promissory Note, 12/30/93 Private Placement, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

10.3	Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.3.

10.4	Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.4.

10.5	Form of Promissory Note, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.5.

10.6	Form of Security Agreement, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.6.

10.7	Form of Common Stock Purchase Warrant, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.7.

10.8	Form of Promissory Note, July 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.8.

10.9	Form of April 1, 1996 Promissory Note Extension, October 17, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.9.

10.10	Form of Common Stock Purchase Warrant, October 10, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.10.

10.11	Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998 as Exhibit 10.11.

10.12	Stock Purchase Agreement, between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000 as Exhibit 10.12.

10.13	Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001as Exhibit 10.13.

10.14	Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001as Exhibit 10.14.

10.15	Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as Exhibit 10.15.

10.16	Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.16.

10.17	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006.incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.18	Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18.

10.19	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as Exhibit 10.19.

10.20	Loan Agreement, dated as of March 10, 2015, between the Company and Steven N. Bronson, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as Exhibit 10.20.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 10.14.

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2015

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

* Filed herewith.

