Form 10-Q
period 2016-03-31
RIDGEFIELD ACQUISITION CORP
filed 2016-05-13
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016.

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

☒ Yes ☐ No

As of May 11, 2016 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$768	$768

TOTAL ASSETS	$768	$768

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,964	$7,464
Related party note payable	88,639	86,723
TOTAL LIABILITIES	98,603	94,187

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,615,515)	(1,611,099)

TOTAL STOCKHOLDERS' DEFICIT	(97,835)	(93,419)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$768	$768

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

General and administrative expenses	$2,500	$3,300

TOTAL EXPENSES	2,500	3,300

Loss from operations	(2,500)	(3,300)

OTHER INCOME & EXPENSES

Interest Expense	1,916	1,161

TOTAL OTHER INCOME & EXPENSES	1,916	1,161

LOSS BEFORE INCOME TAXES	(4,416)	(4,461)

NET LOSS	$(4,416)	$(4,461)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773

See accompanying notes to unaudited condensed consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended
	March 31,	March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(4,416)	$(4,461)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	4,416	(3,339)

Net Cash Used in Operating Activities	—	(7,800)
FINANCING ACTIVITIES

Proceeds from related party note	—	7,600

Net cash provided by financing activities	—	7,600

NET INCREASE (DECREASE) IN CASH	—	(200)

CASH, BEGINNING OF PERIOD	768	827

CASH, END OF PERIOD	$768	$627

SUPPLEMENTAL INFORMATION FOR STATEMENT OF CASH FLOW
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

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

The unaudited condensed consolidated financial information as of March 31, 2016 is derived from the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2015 and 2014. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2015.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed consolidated interim results for the three months ended March 31, 2016 are not necessarily indicative of results for the full fiscal year.

(C)	Principal of Consolidations

The consolidated financial statements of Ridgefield Acquisition Corp. include the accounts of Bio-Medical Automation, Inc., its wholly-owned subsidiary. All inter-company transactions have been eliminated in consolidation. The accompanying financial statements as of March 31, 2016 and for the three months then ended include the accounts of the Company and its wholly-owned subsidiary. As of March 31, 2016, the Company has no principal operations or revenue from its operations.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.62 million through March 31, 2016. As of March 31, 2016, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's unaudited condensed consolidated interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

CASH AND CASH EQUIVALENTS

The Company had cash on hand in the amount of $768 as of March 31, 2016 and as of December 31, 2015, respectively. The Company has no cash equivalents as of March 31, 2016 and as of December 31, 2015.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments. There is no difference in the calculation of basic and diluted income per share for the three months ended March 31, 2016 and 2015, respectively.

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

DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2016, the aggregate principal loan balance amounted to $77,050 and such loans have accrued interest of $11,589 through March 31, 2016.

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

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2015, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

For the three months ended March 31, 2016 and 2015, the Company incurred General and administrative expenses of $2,500 and $3,300, resulting in a net loss equal to $4,416 and $4,461, respectively. General and administrative expenses for the three months ended March 31, 2016 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the three months ended March 31, 2016 and 2015, the Company incurred interest expense of $1,916 and $1,161, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of March 31, 2016, the Company had cash on hand in the amount of $768.

During the three months period ended March 31, 2016, and 2015, the Company had net cash outflow from its operating activities of $4,416 and $7800, respectively. The cash outflows resulted from the cost and expenses incurred during the respective periods to maintain the Company’s status as a public Company. Our source of funding is from the Company’s sole shareholder, director and office Mr. Steven Bronson.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

During the quarter ended March 31, 2016, the Company was not a party to any material legal proceedings.

Item 5.    Other Information.

During the year ended December 31, 2013, Steven N. Bronson, the Company's Chairman, President and majority shareholder loaned the Company money to fund working capital needs to pay operating expenses. The loan (the "Loan") is repayable upon demand and accrues interest at the rate of 10% per annum. The Loan is evidenced by a written loan agreement, dated November 12, 2013, which is attached to the Company’s Form 10-Q for the Quarter ended September 30, 2013, as Exhibit 10.19. During the year ended December 31, 2014, Mr. Bronson made additional Loans to the Company in the aggregate amount of $28,000 (the “2014 Loans”). The 2014 Loans are evidenced by a written loan agreement, dated March 10, 2015, which is attached to the Company’s Form 10-K for the Year ended December 31, 2014, as Exhibit 10.20. As of March 31, 2016, the aggregate principal loan balance amounted to $77,050 and such loans have accrued interest of $11,589 through March 31, 2016.

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

Dated: May 13, 2016

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