Form 10-Q
period 2016-09-30
RIDGEFIELD ACQUISITION CORP
filed 2016-11-03
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016.

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

(805) 623-4184
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

☒ Yes ☐ No

As of October 31, 2016 the issuer had 1,260,773 outstanding shares of common stock.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS	513	768
Cash	$	$

TOTAL ASSETS	$513	$768

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,465	$7,464
Related party note payable	105,309	86,723
TOTAL LIABILITIES	110,774	94,187

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,627,941)	(1,611,099)

TOTAL STOCKHOLDERS' DEFICIT	(110,261)	(93,419)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$513	768

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

General and administrative expenses	$3,006	$7,362	$10,655	$17,243
TOTAL EXPENSES	3,006	7,362	10,655	17,243
OTHER INCOME
Interest Expense	2,248	1,823	6,187	4,469
TOTAL OTHER INCOME	2,248	1,823	6,187	4,469

NET LOSS BEFORE TAXES	(5,254)	(9,185)	(16,842)	(21,712)

NET LOSS	$(5,254)	$(9,185)	$(16,842)	$(21,712)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to unaudited condensed consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended
	September 30,	September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(16,842)	(21,712)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Decrease in accounts payable and accrued expenses	4,187	(5,282)

Net Cash Used in Operating Activities	(12,655)	(26,994)

FINANCING ACTIVITIES

Proceeds from related party note	12,400	27,950

Net cash provided by financing activities	12,400	27,950

NET INCREASE (DECREASE) IN CASH	(255)	956

CASH, BEGINNING OF PERIODS	768	827

CASH, END OF PERIODS	$513	1,783

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

Effective March 1, 2015, the Company relocated its principal offices to 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361. The registrant's telephone number is (805) 623-4184. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, CEO and controlling shareholder, is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

(B) Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2016 is derived from the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2015 and 2014. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2015.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months and nine months ended September 30, 2016 are not necessarily indicative of results for the full fiscal year.

GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.63 million through  September 30, 2016. As of September 30, 2016, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's unaudited condensed consolidated interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company had cash on hand in the amount of $513 and $768 as of September 30, 2016 and as of December 31, 2015, respectively. The Company has no cash equivalents as of September 30, 2016 and as of December 31, 2015.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments. There is no difference in the calculation of basic and diluted income per share for the three months and nine months ended September 30, 2016 and 2015, respectively.

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

DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of September 30, 2016, the aggregate principal loan balance amounted to $89,450 and such loans have accrued interest of $15,859 through September 30, 2016.

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

Results of Operations

For the three months ended September 30, 2016 and 2015, the Company incurred General and administrative expenses of $3,006 and $7,362, resulting in a net loss equal to $5,254 and $9,185 respectively. General and administrative expenses for the three months ended September 30, 2016 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the three months ended September 30, 2016, the Company incurred interest expense of $2,248.

For the nine months ended September 30, 2016 and 2015, the Company incurred General and administrative expenses of $10,655 and $17,243, resulting in a net loss equal to $16,842 and $21,712 respectively. General and administrative expenses for the nine months ended September 30, 2016 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the nine months ended September 30, 2016 , the Company incurred interest expense of $6,187.

Liquidity and Capital Resources

During the three months ended September 30, 2016, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of September 30, 2016, the Company had cash on hand in the amount of $513.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2016, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

During the year ended December 31, 2013, Steven N. Bronson, the Company's Chairman, President and majority shareholder loaned the Company money to fund working capital needs to pay operating expenses. The loan (the "Loan") is repayable upon demand and accrues interest at the rate of 10% per annum. The Loan is evidenced by a written loan agreement, dated November 12, 2013, which is attached to the Company’s Form 10-Q for the Quarter ended September 30, 2013, as Exhibit 10.19. During the year ended December 31, 2014, Mr. Bronson made additional Loans to the Company in the aggregate amount of $28,000 (the “2014 Loans”). The 2014 Loans are evidenced by a written loan agreement, dated March 10, 2015, which is attached to the Company’s Form 10-K for the Year ended December 31, 2014, as Exhibit 10.20. As of September 30, 2016, the aggregate principal loan balance amounted to $89,450 and such loans have accrued interest of $15,859 through September 30, 2016.

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

Dated: November 3, 2016

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

