Form 10-Q/A
period 2016-09-30
RIDGEFIELD ACQUISITION CORP
filed 2016-11-17
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, originally filed with the Securities and Exchange Commission on November 3, 2016 (the "Original 10-Q") is to provide updated disclosure in Part I. Item 4 to reflect material weaknesses in the Company's disclosure controls and procedures and to correct certain typographical and formatting errors in the Original 10-Q. Subsequent to the filing of the Original 10-Q, the Company was made aware that its independent registered public accounting firm had not completed its required review of the Original 10-Q. Once the Company's independent registered public accounting firm completed its review of the Original 10-Q as filed, it concluded that while there were no changes in the financial statements and no restatement of financial information, certain ministerial errors within the financial statements required correction and certain comparative period disclosure had been inadvertently omitted from Part I, Item 2. Management's Discussion and Analysis of Financial Information and Results of Operations – Results of Operations. The Items of this Form 10-Q/A which are amended is Part I. Financial Statements – Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations (unaudited) and Note 1(a), Part I, Item 4. Controls and Procedures and Part I., Item 2. Management's Discussion and Analysis of Financial Information and Results of Operations. As required, certain revisions were made in the accompanying XBRL files. This Amendment No. 1 also contains currently dated certificates from the Company's principal executive officer and principal accounting and financial officer in Exhibits 31.1, 31.2 and 32.1. The remaining Items contained in this Form 10-Q/A consist of all other Items originally contained in the Original Form 10-Q as filed. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, nor modify or update those disclosures in any way other than as set forth herein.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q/A

(Amendment No. 1)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$513	$768

TOTAL ASSETS	$513	$768

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,465	$7,464
Related party note payable	105,309	86,723
TOTAL LIABILITIES	110,774	94,187

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,627,941)	(1,611,099)

TOTAL STOCKHOLDERS' DEFICIT	(110,261)	(93,419)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$513	768

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

General and administrative expenses	$3,006	$7,362	$10,655	$17,243
TOTAL EXPENSES	3,006	7,362	10,655	17,243
OTHER EXPENSE
Interest Expense	2,248	1,823	6,187	4,469
TOTAL OTHER EXPENSE	2,248	1,823	6,187	4,469

NET LOSS BEFORE TAXES	(5,254)	(9,185)	(16,842)	(21,712)

NET LOSS	$(5,254)	$(9,185)	$(16,842)	$(21,712)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to unaudited condensed consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended
	September 30,	September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(16,842)	(21,712)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	4,187	(5,282)

Net Cash Used in Operating Activities	(12,655)	(26,994)

FINANCING ACTIVITIES

Proceeds from related party note	12,400	27,950

Net cash provided by financing activities	12,400	27,950

NET INCREASE (DECREASE) IN CASH	(255)	956

CASH, BEGINNING OF PERIOD	768	827

CASH, END OF PERIOD	$513	1,783

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

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q/A (Amendment No. 1) contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2015, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

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

Results of Operations

For the three months ended September 30, 2016 and 2015, the Company incurred General and administrative expenses of $3,006 and $7,362, resulting in a net loss equal to $5,254 and $9,185 respectively. General and administrative expenses for the three months ended September 30, 2016 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the three months ended September 30, 2016 and 2015, the Company incurred interest expense of $2,248 and $1,823, respectively.

For the nine months ended September 30, 2016 and 2015, the Company incurred General and administrative expenses of $10,655 and $17,243, resulting in a net loss equal to $16,842 and $21,712 respectively. General and administrative expenses for the nine months ended September 30, 2016 consisted of costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. During the nine months ended September 30, 2016 and 2015, the Company incurred interest expense of $6,187 and $4,469, respectively.

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

As of the end of the period covered by this report, the Company initially carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) in connection with the preparation and filing of the Initial 10-Q. Based on the evaluation, the Company's Principal Executive Officer initially concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that the Company’s disclosure controls and procedures are operating in an effective manner to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to the filing of the Original 10-Q, the Company was made aware that its independent registered public accounting firm had not completed its required review of the Original 10-Q. As a result, the Company's President, which serves as its Principal Executive Officer and principal financial and accounting officer, concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, to allow timely decisions regarding required disclosure. The Company's approval to file with Initial 10-Q prior to the completion of such review also is a material weakness in the Company's internal control over financial reporting. The Company will institute additional internal controls and disclosure controls during the fourth quarter of 2016 to remediate these material weaknesses.

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

Item 6. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q/A (Amendment No. 1) or incorporated herein by reference.

2	Plan of Merger, dated May 11, 2006 by and between Ridgefield Acquisition Corp., a Colorado corporation, and Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to the Company's Schedule 14A filed on May 26, 2006.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Proxy Statement, dated, May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Proxy Statement, dated May 26, 2006.

10.1	OEM Purchase Agreement dated January 15, 1990, between Ridgefield Acquisition Corp. and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

10.2	Form of Convertible Promissory Note, 12/30/93 Private Placement, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

10.3	Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.3.

10.4	Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.4.

10.5	Form of Promissory Note, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.5.

10.6	Form of Security Agreement, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.6.

10.7	Form of Common Stock Purchase Warrant, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.7.

10.8	Form of Promissory Note, July 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.8.

10.9	Form of April 1, 1996 Promissory Note Extension, October 17, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.9.

10.10	Form of Common Stock Purchase Warrant, October 10, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.10.

10.11	Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998 as Exhibit 10.11.

10.12	Stock Purchase Agreement, between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000 as Exhibit 10.12.

10.13	Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 as Exhibit 10.13.

10.14	Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001 as Exhibit 10.14.

10.15	Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as Exhibit 10.15.

10.16	Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.16.

10.17	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.18	Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC. incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18.

10.19	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as Exhibit 10.19.

10.20	Loan Agreement, dated as of March 10, 2015, between the Company and Steven N. Bronson, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as Exhibit 10.20.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 10.14.

31.1*	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer.

32.1*	Section 1350 certification of principal executive officer and principal financial and accounting officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2016

RIDGEFIELD ACQUISITION CORP.

By:	/s/ Steven N. Bronson
Steven N. Bronson, President
(Principal Executive Officer, principal financial and accounting officer), as Registrant's duly authorized officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer

32.1	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
14