Form 10-K
period 2016-12-31
RIDGEFIELD ACQUISITION CORP
filed 2017-03-31
CIK 812152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-16335

RIDGEFIELD ACQUISITION CORP.
(Name of Small Business Issuer in its Charter)

Nevada	84-0922701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361
(Address of principal executive offices)

(805) 416-7054
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:        None

Securities registered under Section 12(g) of the Act:        None

Indicate by check mark whether the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $155,827. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 16, 2017, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $.001 per share.

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

As of December 31, 2016, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 shares of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

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

As of December 31, 2016, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

Employees

As of March 16, 2017, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. The Company does not have any employees that are represented by a union or other collective bargaining group.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

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

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject as of the date of this report and there were no such proceedings during the years ended December 31, 2016 and December 31, 2015.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2016.

PART II

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

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)

2016
Fourth Quarter	1.65	1.65
Third Quarter	1.65	1.65
Second Quarter	1.65	0.75
First Quarter	0.75	0.75

2015
Fourth Quarter	0.75	0.75
Third Quarter	0.75	0.75
Second Quarter	0.75	0.75
First Quarter	0.75	0.75

As of March 16, 2017, the opening and closing price of the Company's common stock was $1.65 and $1.65, respectively.

(b) HOLDERS. As of March 16, 2017, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of December 31, 2016, the Company held no investments in marketable securities. While the Company will endeavor to invest in securities that have a potential for gain, there can be no assurances that the Company will not suffer losses based on its Investment Strategy.

During the year ended December 31, 2016 ("Fiscal 2016") and the year ended December 31, 2015 (“Fiscal 2015”), the Company earned no revenues from operations. In addition, the Company had interest expense of $8,634 in 2016 and $6,373 in 2015, as a result of the loan from the President of the Company.

During Fiscal 2016, the Company incurred expenses of $18,529, a decrease of $8,587 compared to expenses of $27,116 for Fiscal 2015. The decrease was due primarily to professional fees.

For Fiscal 2016, the Company had a net loss of $29,495 compared to a net loss of $32,532 for Fiscal 2015.

Liquidity and Capital Resources

During Fiscal 2016, the Company satisfied its working capital needs from related party loans from the Company’s President and CEO. As of December 31, 2016, the Company had cash on hand of $2,894. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

The consolidated financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-9.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2016.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2016, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2016. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	51	Chairman, Chief Executive Officer and President
Leonard Hagan	65	Director

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2016, the Board of Directors held no meetings. In view of the Company's lack of operations, during the year ended December 31, 2016, the Board of Directors did not form any committees. During the year ended December 31, 2016, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table (1)

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position	Fiscal year	Annual Salary	Stock Grants	Option Grants
Steven N. Bronson
CEO and President	2016	$0	0	0
	2015	$0	0	0
	2014	$0	0	0

(1) The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2016. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

	Number of	Percent of
	Securities	Total Options/
	Underlying	SARs Granted to
	Options/SARs	Employees	Exercise or	Expiration
Name	Granted (#)	in Fiscal Year	Base Price ($/Sh.)	Date

Steven N. Bronson	0	0	-	-

Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2016 and Fiscal 2015 Option Values

The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2016, by each of the Named Executive Officers.

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

Compensation of Directors

For the year ended December 31, 2016, no cash compensation was paid to our directors for their services as directors.

Employment Contracts

On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. A copy of the agreement is attached as Exhibit 10.17, to the Form 10-KSB for the year ended December 31, 2005 and is incorporated herein by reference. Mr. Bronson's employment agreement automatically renewed for the one year period April 1, 2015, through March 31, 2017. The terms of Mr. Bronson's employment agreement include the following:

Name	Title	Salary/Year	Term
Steven N. Bronson	CEO & President	0	1 year

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2017 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361.

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

During the year ended December 31, 2016, Steven N. Bronson, the Company's president and principal Executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans (the "Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. During the Quarter ended September 30, 2013, Mr. Bronson loaned the Company $16,200, evidenced by a written loan agreement, dated November 12, 2013, which is attached to the Company’s Form 10-Q for the Quarter ended September 30, 2013 as Exhibit 10.19. During the year ended December 31, 2014, Mr. Bronson loaned the company an additional $5,000 on February 25, 2014, $5,000 on March 21, 2014, $5,000 on April 23, 2014, $5,000 on July 28, 2014, $3,000 on September 11, 2014, $3,000 on September 17, 2014, and $2,000 on November 25, 2014, totaling an aggregate of $28,000 (the “$28K Loan”). The $28K Loan is evidenced by a written loan agreement, dated March 10, 2015, and is attached hereto as Exhibit 10.20. As of December 31, 2016, the aggregate principal loan balances amounted to $106,950 and such loans have accrued interest of $18,307 through December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements was $14,500 for 2016 and $14,500 for 2015.

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

Dated: March 31, 2017

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
March 31, 2017

/s/ Leonard Hagan

Leonard Hagan
Director
March 31, 2017

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ridgefield Acquisition Corporation

31248 Oak Crest Drive, Suite 110

Westlake Village, CA 91361

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corporation (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2016 and 2015 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2017

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash	$2,894	$768

TOTAL ASSETS	$2,894	$768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$551	$7,464

Related party note and interest payable	125,257	86,723

TOTAL CURRENT LIABILITIES	125,808	94,187

COMMITMENTS AND CONTINGENCIES		—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares Issued - none		—
Common stock, $.001 par value; authorized - 30,000,000 shares Issued and outstanding - 1,260,773 on December 31, 2016 and December 31, 2015	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,640,594)	(1,611,099)

TOTAL STOCKHOLDERS' DEFICIT	(122,914)	(93,419)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,894	$768

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015

REVENUES	$—	$—

General and administrative expenses	18,529	27,116

Total Expenses	18,529	27,116

OTHER INCOME (EXPENSE)
Other income	(2,332)	957
Interest	(8,634)	(6,373)

Total Other Income (Expense)	(10,966)	(5,416)

NET LOSS	$(29,495)	$(32,532)

NET LOSSPER COMMON SHARE
Basic	$(0.02)	$(0.03)

Dilutive	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2014	1,260,773	$1,261	$1,516,419	$(1,578,567)	$(60,887)

Net loss	—	—	—	(32,532)	(32,532)

Balance, December 31, 2015	1,260,773	$1,261	$1,516,419	$(1,611,099)	(93,419)

Net loss				(29,495)	(29,495)

Balance, December 31, 2016	1,260,773	$1,261	$1,516,419	$(1,640,594)	$(122,914)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015

OPERATING ACTIVITES
Net loss	$(29,495)	$(32,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities

Decrease in accounts payable and accrued expenses	1,721	(377)

Net cash used in operating activities	(27,774)	(32,909)

FINANCING ACTIVITIES
Proceeds from related party note payable	29,900	32,850

Net cash provided by financing activities	29,900	32,850

NET INCREASE (DECREASE) IN CASH	2,126	(59)

CASH, BEGINNING OF YEAR	768	827

CASH, END OF YEAR	$2,894	$768

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At December 31, 2016, the Company had a working capital deficit of $122,914 and an accumulated deficit of approximately $1.64 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2016 and 2015, respectively.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2016, and 2015, the Company had no cash equivalents.

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

NEW ACCOUNTING STANDARDS

In February 2015, amended GAAP guidance ASU 2015-02 was issued affecting current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. The Company has adopted the newly issued guidance to our consolidated financial statements.

NOTE 2 - DUE TO RELATED PARTY

The Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2016, the aggregate principal loan balance amounted to $106,950 and such loans have accrued interest of $18,307 through December 31, 2016.

During the years ended December 31, 2016 and 2015, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a fee of $100 per month. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. During the years ended December 31, 2016 and 2015, the Company paid $1,200 per year to BKF Capital Group, Inc. for office space.

NOTE 3 - INCOME TAXES

At December 31, 2016, the Company has a federal net operating loss carry-forward of approximately $959,000 available to offset future taxable income. The Company’s remaining net operating loss carry-forward will expire between 2019 and 2034. Utilization of future net operating losses may be limited due to ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2016 was $336,000, an increase of $11,000 from $325,000 at December 31, 2015. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (continued)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015

Net operating loss carry forward	$336,000	$325,000

Valuation allowance	(336,000)	(325,000)
Net deferred tax asset	$—	$—

There was no Federal income tax expense for the years ended December 31, 2015 and 2014 due to the Company's net losses. For the years ended December 31, 2016 and 2015 state income tax expense was zero.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2016 and 2015, (computed by applying the Federal Corporate tax rate of 35% to income before taxes and 5.5% for Florida State Corporate taxes, the blended rate used was 38.67%), as follows:

	2016	2015

Current federal tax expense (benefit)	(10,000)	(11,000)
State tax rate difference, net of federal benefit	(1,000)	(1,000)

Change in valuation allowance	11,000	12,000

Income tax expense(benefit)	—	—

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

