Form 10-Q
period 2017-03-31
RIDGEFIELD ACQUISITION CORP
filed 2017-05-12
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to ____________

Commission File No.000-16335

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of May 11, 2017, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $.001 per share.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,729	$2,894

TOTAL ASSETS	$3,729	$2,894

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$550	$551
Related party note payable	130,410	125,257
TOTAL LIABILITIES	130,960	125,808

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,644,911)	(1,640,594)

TOTAL STOCKHOLDERS' DEFICIT	(127,231)	(122,914)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,729	2,894

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

General and administrative expenses	$1,665	$2,500
TOTAL OPERATING EXPENSES	1,655	2,500

OTHER EXPENSE
Interest Expense	2,653	1,916
TOTAL OTHER EXPENSE	2,653	1,916

NET LOSS BEFORE TAXES	(4,318)	(4,416)

NET LOSS	$(4,318)	$(4,416)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended
	March 31,	March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,318)	(4,416)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	2,653	4,416

Net Cash Used in Operating Activities	(1,665)	-

FINANCING ACTIVITIES

Proceeds from related party note payable	2,500	-

Net cash provided by financing activities	2,500	-

NET INCREASE (DECREASE) IN CASH	835	-

CASH, BEGINNING OF PERIOD	2,894	768

CASH, END OF PERIOD	$3,729	768

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

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

The Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition, or other business combination with a viable operating entity.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of March 31, 2017 is derived from the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2016 and 2015. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2016.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2017 are not necessarily indicative of results for the full fiscal year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments. There is no difference in the calculation of basic and diluted income per share for the three months ended March 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company had cash on hand in the amount of $3,729 and $2,894 as of March 31, 2017 and as of December 31, 2016, respectively. The Company has no cash equivalents as of March 31, 2017 and as of December 31, 2016.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $1.64 million through March 31, 2017. As of March 31, 2017, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's unaudited condensed consolidated interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

NOTE 4 – DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2017, the aggregate principal loan balance amounted to $109,450 and such loans have accrued interest of $20,960 through March 31, 2017.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 30,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as of the date of this filing and concluded that no adjustments or disclosures are required in this filing.

ITEM 2. MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements Disclosure

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Ridgefield Acquisition Corp. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors. The Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

General

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

Results of Operations

For the three months ended March 31, 2017 and 2016, the Company incurred general and administrative expenses of $1,665 and $2,500, respectively, as well as interest expense of $2,653 and $1,916, respectively, resulting in a net loss equal to $4,318 and $4,416 respectively. General and administrative expenses for the three months ended March 31, 2017 and 2016 primarily consisted of costs associated with maintaining the Company's status as a public company including, without limitation, accounting, legal and printing costs associated with filing reports with the Securities and Exchange Commission. Interest expense for the three months ended March 31, 2017 and 2016 consisted of interest from a related party loan from the Company Chairman, President and majority shareholder.

Liquidity and Capital Resources

During the three months ended March 31, 2017, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of March 31, 2017, the Company had cash on hand in the amount of $3,729. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Beginning in the year ended December 31, 2013, Steven N. Bronson, the Company's Chairman, President and majority shareholder, advanced the Company money to fund working capital needs to pay operating expenses. The loan, evidenced by a written loan agreement, accrues interest at the rate of 10% per annum and is repayable upon demand. For the years ended December 31, 2016 and 2015, Mr. Bronson advanced the Company $32,850 and $29,900, respectively. For the three months ended March 31, 2017, Mr. Bronson advanced the Company $2,500. As of March 31, 2017, the aggregate principal loan balance amounted to $109,450 and such loans have accrued interest of $20,960 through March 31, 2017.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2017, the Company was not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith:

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2017

RIDGEFIELD ACQUSITION CORP.

By:	/s/ Steven N. Bronson
Steven N. Bronson, Chief Executive Officer and President
Principle Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven N. Bronson

Steven N. Bronson
President, Chief Executive Officer and Chairman of the Board of Directors
Principal Executive Officer
Principal Financial Officer
May 12, 2017

/s/ Leonard Hagan

Leonard Hagan
Director
May 12, 2017

12