Form 10-Q
period 2017-09-30
RIDGEFIELD ACQUISITION CORP
filed 2017-11-13
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017.

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

As of November 9, 2017, there were issued and outstanding 1,260,773 shares of the registrant's common stock, par value $0.001 per share.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$74	$2,894

TOTAL ASSETS	$74	$2,894

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	—	$551
Related party note payable	151,269	125,257
TOTAL LIABILITIES	151,269	125,808

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares, Issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares, Issued and outstanding - 1,260,773 shares	1,261	1,261
Capital in excess of par value	1,516,419	1,516,419
Accumulated deficit	(1,668,875)	(1,640,594)

TOTAL STOCKHOLDERS' DEFICIT	(151,195)	(122,914)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$74	2,894

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

General and administrative expenses	$6,691	$3,006	$19,770	$10,655
TOTAL EXPENSES	6,691	3,006	19,770	10,655
OTHER INCOME
Interest Expense	3,033	2,248	8,511	6,187
TOTAL OTHER INCOME	3,033	2,248	8,511	6,187

LOSS BEFORE TAXES	(9,724)	(5,254)	(28,281)	(16,842)

NET LOSS	$(9,724)	$(5,254)	$(28,281)	$(16,842)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended
	September 30,	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(28,281)	(16,842)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	7,961	4,187

Net Cash Used in Operating Activities	(20,320)	(12,655)

FINANCING ACTIVITIES

Proceeds from related party note	17,500	12,400

Net cash provided by financing activities	17,500	12,400

NET INCREASE (DECREASE) IN CASH	(2,820)	(255)

CASH, BEGINNING OF PERIODS	2,894	768

CASH, END OF PERIODS	$74	513

See accompanying notes to unaudited condensed consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2017 is derived from the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the years ended December 31, 2016 and 2015. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2016.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of results for the full fiscal year.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive equity instruments. There is no difference in the calculation of basic and diluted income per share for the three and nine months ended September 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company had cash on hand in the amount of $74 and $2,894 as of September 30, 2017 and as of December 31, 2016, respectively. The Company has no cash equivalents as of September 30, 2017 and as of December 31, 2016.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $151,195 through September 30, 2017. As of September 30, 2017, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's unaudited condensed consolidated interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

NOTE 4 – DUE TO RELATED PARTY

Commencing in the year ended December 31, 2013, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of September 30, 2017, the aggregate principal loan balance amounted to $124,450 and such loans have accrued interest of $26,819 through September 30, 2017.

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

Results of Operations

For the three months ended September 30, 2017 and 2016, the Company incurred general and administrative expenses of $6,691 and $3,006, an increase of $3,685 respectively, as well as interest expense of $3,033 and $2,248, respectively, resulting in a net loss equal to $9,724 and $5,254 respectively. The increase in general and administrative expenses of $3,685 for the three months ended September 30, 2017, primarily relates to the costs associated with maintaining the Company's status as a public company including, without limitation, accounting, legal and printing costs associated with filing reports with the Securities and Exchange Commission. Interest expense for the three months ended September 30, 2017 and 2016 consisted of interest from a related party loan from the Company Chairman, President and majority shareholder.

For the nine months ended September 30, 2017 and 2016, the Company incurred General and administrative expenses of $19,770 and $10,655, an increase of $9,115 respectively, as well as interest expense of $8,511 and $6,187, resulting in a net loss equal to $28,281 and $16,842 respectively. The increase of $9,115 in general and administrative expenses for the nine months ended September 30, 2017 primarily relates to the costs associated with maintaining the Company's status as a public company including (without limitation) filing reports with the Securities and Exchange Commission. Interest expense for the nine months ended September 30, 2017 and 2016 consisted of interest from a related party loan from the Company Chairman, President and majority shareholder.

Liquidity and Capital Resources

During the three months ended September 30, 2017, the Company satisfied its working capital needs from cash on hand and loans from the Company’s Chairman and President. As of September 30, 2017, the Company had cash on hand in the amount of $74. While this sum will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Beginning in the year ended December 31, 2013, Steven N. Bronson, the Company's Chairman, President and majority shareholder, advanced the Company money to fund working capital needs to pay operating expenses. The loan, evidenced by a written loan agreement, accrues interest at the rate of 10% per annum and is repayable upon demand. For the nine months ended September 30, 2017 and the year ended December 31, 2016 Mr. Bronson advanced the Company $17,500 and $32,850, respectively. For the three months and nine months ended September 30, 2017, Mr. Bronson advanced the Company $5,000 and $17,500, respectively. As of September 30, 2017, the aggregate principal loan balance amounted to $124,450 and such loans have accrued interest of $26,819 through September 30, 2017.

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

The following Exhibits are hereby filed herewith:

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

Dated: November 13, 2017

RIDGEFIELD ACQUISITION CORP.

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
November 13, 2017

/s/ Leonard Hagan

Leonard Hagan
Director
November 13, 2017

