Form 10-K
period 2017-12-31
RIDGEFIELD ACQUISITION CORP
filed 2018-03-30
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                      .

Commission file number 000-16335

RIDGEFIELD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its charter)

Nevada	84-0922701
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361

(Address of Principal Executive Offices) (Zip Code)

(805) 484-8855
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $133,303, based on the closing price on that date. As of March 30, 2018, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our business strategy;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	our dependence on growth in our customers’ businesses;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•	our ability to introduce new products and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with customers and other third parties;

•	our expectations concerning relationships between our customers and their manufacturers;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K, to conform these statements to actual results or to changes in our expectations, except as required by law.

This Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits thereto should be read with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I

ITEM 1.	BUSINESS.

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was originally incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly-owned subsidiary formed under the laws of the State of Nevada ("RAC-NV"), pursuant to the Articles of Merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the Articles of Merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc. (the "JOT Transaction"). As a result of the JOT Transaction, the Company's historical business, with operations consisting primarily involving depaneling and routing businesses, was considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations. Following the JOT Transaction, the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company determined that it would cease the development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device were written off by the Company.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the year ended December 31, 2017 we earned no revenues.

Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-K.

Acquisition Strategy

Our plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. We have not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

We anticipate that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, and other factors.

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

In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, our objective will be to obtain long-term capital appreciation for the Company's shareholders. There can be no assurance that we will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

The Company may need additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that we will be able to obtain such additional funds, if needed. Even if we are able to obtain additional funds there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

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

Employees

As of March 20, 2018, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President but takes no salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

ITEM 1A.	RISK FACTORS.

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The Company maintains its principal offices at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361, occupying a portion of the BKF Capital Group, Inc. offices on a month-to-month basis for a monthly fee of $50 paid to BKF Capital Group, Inc. The Company’s telephone number is (805) 484-8855. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

ITEM 3.	LEGAL PROCEEDINGS.

We are not party to any legal proceedings. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As we acquisition strategy develops, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is quoted on the OTC Bulletin Board and traded under the symbol "RDGA". The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)

2017
Fourth Quarter	1.01	1.01
Third Quarter	1.01	1.01
Second Quarter	1.65	1.01
First Quarter	1.65	1.65

2016
Fourth Quarter	1.65	1.65
Third Quarter	1.65	1.65
Second Quarter	1.65	0.75
First Quarter	0.75	0.75

As of March 30, 2018, the opening and closing price of the Company's common stock was $0.95 and $0.95, respectively.

Holders of Record

As of March 30, 2018, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value.

Penny Stock Regulations

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future, if at all. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Purchases of Equity Securities By The Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

None.

Purchase of Our Equity by Officers and Directors

None.

Other Information

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

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) is a “shell company” as defined in Rule 12b-2 of the Act.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. Accordingly, during the year ended December 31, 2017 we earned no revenues other than interest income.

Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-K.

Outlook

Our plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. We have not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

We anticipate that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, and other factors.

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

In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, our objective will be to obtain long-term capital appreciation for the Company's shareholders. There can be no assurance that we will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

The Company may need additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that we will be able to obtain such additional funds, if needed. Even if we are able to obtain additional funds there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

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

Results of Operations

Revenues

During the year ended December 31, 2017 and the year ended December 31, 2016, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $36,887 during 2017 as compared to $29,495 during 2016. The increase in net losses is primarily a result of additional interest expense accrued during the year. The Company incurred interest expense of $11,703 during 2017 and $8,634 during 2016, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

General and Administrative Expenses

During 2017, the Company incurred general and administrative (G&A) expenses of $20,266, an increase of $1,737 compared to expenses of $18,529 in 2016. G&A expenses consist of professional fees, service charges, office expenses and similar items. The Company was able to keep G&A expenses relatively consistent as there were no unusual transactions during either year.

Other Expenses

Other expenses increased to $4,918 during 2017, as compared to $2,332 in 2016. Other expenses primarily represent state licenses, filing fees and minimum tax expense. The increase of $2,586 is primarily due to additional compliance related to the Company’s wholly owned subsidiary in an effort to reactivate it and keep it operational for future transactions, if necessary.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of December 31, 2017, we had cash and cash equivalents of $609, working capital deficit of $159,801, which includes short-term indebtedness of $158,961.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2017.

During 2017, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the years ended December 31, 2017 and December 31, 2016, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2016	$77,050	$9,673

Additions	29,900	8,634
Cash Payments	-	-
Balance December 31, 2016	$106,950	$18,307

Additions	20,000	11,703
Cash Payments	-	-
Balance December 31, 2017	$126,950	$30,010

While this arrangement will satisfy the Company's immediate financial needs, it may not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Critical Estimates and Judgments

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of the Company’s deferred income tax asset valuation allowance. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not determinable beyond a “more likely than not” standard, we establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations. We also utilize a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not have any uncertain tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

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

Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2017, and 2016, the Company had no cash equivalents.

Going Concern

The Company has an accumulated deficit balance as of December 31, 2017 and net loss during the year ended December 31, 2017; the Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2018.

In order to continue as a going concern and to develop a reliable source of revenues and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and/or sales of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Economy and Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Off-Balance Sheet and Contractual Arrangements

We do not have any off-balance sheet or contractual arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ridgefield Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ridgefield Acquisition Corporation

31248 Oak Crest Drive, Suite 110

Westlake Village, CA 91361

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corporation (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2017

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$609	$2,894

TOTAL ASSETS	$609	$2,894

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,450	$551

Related party note and interest payable	156,960	125,257

TOTAL CURRENT LIABILITIES	$160,410	$125,808

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on December 31, 2017 and December 31, 2016	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,677,481)	(1,640,594)

TOTAL STOCKHOLDERS' DEFICIT	(159,801)	(122,914)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$609	$2,894

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2017	2016

OPERATING EXPENSES
General and administrative expenses	$(20,266)	$(18,529)

Total Operating Expenses	$(20,266)	$(18,529)

OPERATING LOSS	$(20,266)	$(18,529)

OTHER EXPENSE
Other expense	(4,918)	(2,332)
Interest expense	(11,703)	(8,634)

Total Other Expense	(16,621)	(10,966)

NET LOSS	$(36,887)	$(29,495)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.02)

Dilutive	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2015	1,260,773	$1,261	$1,516,419	$(1,611,099)	$(93,419)

Net loss	—	—	—	(29,495)	(29,495)

Balance, December 31, 2016	1,260,773	$1,261	$1,516,419	$(1,640,594)	$(122,914)

Net loss				(36,887)	(36,887)

Balance, December 31, 2017	1,260,773	$1,261	$1,516,419	$(1,677,481)	$(159,801)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(36,887)	$(29,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities

Increase in accrued interest to related party	11,703	8,634
Increase (decrease) in accounts payable and accrued expenses	2,899	(6,913)

Net cash used in operating activities	$(22,285)	$(27,774)

FINANCING ACTIVITIES
Proceeds from related party note payable	20,000	29,900

Net cash provided by financing activities	$20,000	$29,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,285)	2,126

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,894	768

CASH AND CASH EQUIVALENTS, END OF YEAR	$609	$2,894

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was incorporated under the laws of the State of Colorado on October 13, 1983. Effective June 23, 2006, the Company was reincorporated under the laws of the State of Nevada through the merger of the Company with a wholly-owned subsidiary of the Company. Since July 2000, the Company has suspended all operations, except for necessary administrative matters.

The Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

GOING CONCERN AND LIQUIDITY

At December 31, 2017, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

The Company will be dependent upon the raising of additional capital through debt or the placement of our common stock in order to implement its business plan or merge with an operating company. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

INCOME TAXES

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not determinable beyond a “more likely than not” standard, we establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations. We also utilize a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. . The Company does not have any uncertain tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2017 and 2016, respectively.

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2017, and 2016, the Company had no cash equivalents.

RELATED PARTIES

The Company defines a related person as any director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Transactions with related parties are conducted on terms equivalent to those prevailing in arm’s-length transactions with unrelated parties.

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

RISK AND UNCERTAINTIES

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the ability to raise additional capital, complying with the requirements of being a public company, and our ability to execute our acquisition strategy.

NEW ACCOUNTING STANDARDS

In September 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted ASU 2014-15 for the year ending December 31, 2017. There was no impact on the results of operations, however, additional disclosures are made.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in ASC Topic 840, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the impact of ASU 2016-02 to its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment,” which clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company early adopted ASU No. 2016-15 effective January 1, 2017 and applied it retroactively. There was no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the impact on our consolidated financial statements to be material.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. During the years ended December 31, 2017 and December 31, 2016, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2016	$77,050	$9,673

Additions	29,900	8,634
Cash Payments	-	-
Balance December 31, 2016	$106,950	$18,307

Additions	20,000	11,703
Cash Payments	-	-
Balance December 31, 2017	$126,950	$30,010

During the years ended December 31, 2017 and 2016, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

NOTE 3 - INCOME TAXES

Income tax provision (benefit) consists of the following for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,
	2017	2016

INCOME TAX PROVISION (BENEFIT):
Current
Federal	$-	$-
State, net of federal benefit	-	-
Valuation Allowance	-	-
Total current	-	-
Deferred:
Federal	73,540	(9,260)
State, net of federal benefit	(6,387)	(1,542)
Valuation Allowance	(67,153)	10,802
Total deferred	-	-
Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Years Ended December 31,
	2017		2016
	$	%	$	%

Federal income tax provision (benefit) at statutory rate	$(12,542)	34.0%	$(10,028)	34.0%
State tax expense net of federal tax benefit	(2,055)	5.6%	(1,654)	5.7%
Nondeductible expenses	297	(0.8)%	-	0.0%
Change in statutory tax rate	81,714	(220.8)%	-	0.0%
Change in valuation allowance	(67,414)	182.0%	11,702	(39.7)%
Income tax provision (benefit)	$-	0.0%	$-	0.0%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the difference are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Years Ended December 31,
	2017	2016

DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$154,379	$223,430
Accruals	8,929	7,292
Total deferred tax assets	$163,308	$230722
Valuation allowance	(163,308)	(230,722)
Net deferred tax assets	$-	$-

At December 31, 2017, the Company has a federal net operating loss carry-forward of approximately $628,000 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2020 and 2037. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2017, the Company has a state net operating loss carry-forward of approximately $345,000 available to offset future state taxable income. The Company’s remaining state net operating loss carry-forward will expire between 2028 and 2037. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2017.

The valuation allowance at December 31, 2017 was $163,308, a decrease of $67,414 from December 31, 2016. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the top U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Under GAAP, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Due to the reduction in our federal corporate tax rate from 34% to 21%, we revalued our net deferred tax assets and lowered the amount by $81,714 in 2017. A corresponding decrease in the valuation allowance followed.

U.S. federal income tax returns after 2013 remain open to examination. Generally, state income tax returns after 2012 remain open to examination. No income tax returns are currently under examination. As of December 31, 2017 and 2016, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2017 and 2016, there were no penalties or interest recorded in income tax expense.

NOTE 4-SUBSEQUENT EVENTS

In the first quarter of 2018, the Company borrowed an additional $12,500 under the related party note payable. As of March 30, 2018, the aggregate principal loan balance amounted to $139,450 and such loans have accrued interest of $33,416 through March 30, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2018, we dismissed Anton & Chia, LLP as Ridgefield’s independent registered public accounting firm. In connection with the audit of our financial statements for the fiscal years ended December 31, 2016 and 2015, and for the subsequent period through the date of dismissal, there were: (i) no disagreements between us and Anton & Chia, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anton & Chia, LLP, would have caused Anton & Chia, LLP to make reference to the subject matter of the disagreements in its report on our financial statements for such fiscal years; and (ii) no “reportable events” within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. We engaged MaloneBailey, LLP as new our independent registered public accounting firm on February 27, 2018.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures are not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties.

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

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2017, the Company's procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2017. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	52	Chairman, Chief Executive Officer and President
Leonard A. Hagan	66	Director

Steven N. Bronson. Mr. Bronson has served as a director of the Company since June 1996, and is the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson has over 30 years of business and entrepreneurial experience. His successful background in investment banking and principal investing has led to him taking executive positions in several companies. Mr. Bronson became the Chief Executive Officer and Chairman of the board of directors of Interlink Electronics, Inc. (NASDAQ: LINK) in July 2010, and added the role of President in March 2011. Interlink is a global trusted advisor and technology partner in the advancing world of human-machine interface (HMI) and force-sensing technologies.

In July 2013, Mr. Bronson assumed the positions of President and Chief Executive Officer of Qualstar Corporation (NASDAQ: QBAK), a high-quality tape library manufacturer, and its subsidiary N2Power, a manufacturer of high efficiency power supplies for diverse electronics industries. Since October 2008, Mr. Bronson also has served as Chief Executive Officer and Chairman of BKF Capital Group, Inc. (OTCMKTS: BKFG), a publicly traded company operating through its wholly-owned subsidiaries, BKF Investment Group, Inc. and BKF Asset Holdings, Inc. since October 2008. Mr. Bronson currently holds Series 4, 7, 24, 53, 55, 63, 65, 66 and 79 licenses.

Leonard A. Hagan. Mr. Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a Certified Public Accountant and has been a partner of Hagan & Burns CPAs PC (H&B) since its inception in January 1993. Prior to forming H&B, he conducted business for three years as a sole practitioner, Leonard A. Hagan CPA, as well as a partner for three years with Bernstein, Bernstein & Hagan CPAs. His securities industry experience came from working for three years with Credit Suisse (now Credit Suisse First Boston). At Credit Suisse, he was an assistant treasurer, responsible for conducting basic accounting research. Prior to this, he was a staff accountant at Ernst & Whinney/S.D. Leidesdorf for 6 years. Mr. Hagan received a Bachelor’s of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan also holds a Series 27 license and is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Spoke Financial, LLC and Core Financial, LLC. Mr. Hagan is also a director of Qualstar Corporation and BKF Capital Group, Inc., both publicly traded corporations.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2017, the Board of Directors held no meetings. Any business requiring Board action was conducted via unanimous written consent procedures. In view of the Company's lack of operations, during the year ended December 31, 2017, the Board of Directors did not form any committees. During the year ended December 31, 2017, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

In view of the Company's lack of operations, the Board of Directors did not form an Audit Committee. Instead, the full Board of Directors assumes the responsibilities of an Audit Committees., The full Board consists of Steven N. Bronson and Leonard Hagan. The Audit Committee related functions of the Board are the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The Board also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. The Board does not meet on a regular basis, but only as circumstances require. Due the size of the Company and its lack of current operations, the Board has not designated a financial expert.

Code of Ethics

At a meeting of the Board of Directors of the Company held on March 25, 2004, the Company adopted a Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to the Company's Form 10-KSB for the year ended December 31, 2003 and is incorporated herein by reference.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table¹

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief Executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

Name/Position	Fiscal year	Annual Salary	Stock Grants	Option Grants
Steven N. Bronson, CEO and President	2017	$0	0	0
	2016	$0	0	0
	2015	$0	0	0

¹ The Columns designated by the SEC for the reporting of certain bonuses, long term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation have been eliminated as no such bonuses, awards, payouts, grants or compensation were awarded during any fiscal year covered by the table.

Option/SAR Grants in Last Fiscal Year

The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2017. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

	Number of	Percent of
	Securities	Total Options/
	Underlying	SARs Granted to
	Options/SARs	Employees	Exercise or	Expiration
Name	Granted (#)	in Fiscal Year	Base Price ($/sh)	Date

Steven N. Bronson - Chairman, CEO and President	0	0%	-	-

Other Plans. The Company does not currently have any bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan. The Company has no long-term incentive plan.

Aggregate Option Exercises in 2017 and 2016 Option Values

The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2017, by each of the Named Executive Officers.

	Number		Number of Securities	Value of Unexercised
	Of Shares		Underlying Unexercised	In-the-Money Options
Name/	Acquired	Value	Options at Fiscal Year End	at Fiscal Year End
Position	On Exercise	Realized	Exercised/Unexercised	Exercised/Unexercised²

Steven N. Bronson - Chairman, CEO and President	0	$0	0	$0

² Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

Compensation of Directors

For the year ended December 31, 2017, no compensation was paid to our directors for their services as directors.

Employment Contracts

On March 28, 2006, the Company entered into a new employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company for the period April 1, 2006 through March 31, 2007. The agreement provides that Mr. Bronson will not receive a salary, however, the Board of Directors may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period and the agreement automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson's employment agreement automatically renewed for the one-year period April 1, 2016, through March 31, 2017, and again for the one-year period April 1, 2017, through March 31, 2018. The terms of Mr. Bronson's employment agreement include the following:

Name	Title	Salary/Year	Term

Steven N. Bronson	CEO & President	$0	1 year with auto-renewal

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 20, 2018 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361.

		Number of		Percent
Name and Address	Company Position	Shares owned		of class

Steven N. Bronson	Chairman, CEO and President	1,038,004	¹	82.3%

Leonard Hagan	Director	40,180		3.2%

All directors and executive officers a group (2 persons)		1,078,184		85.5%

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

¹ This amount also includes 711 shares of common stock owned by Mr. Bronson's spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company maintains its principal offices at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361. The registrant occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2017, the aggregate principal loan balance amounted to $126,950 and such loans have accrued interest of $30,010 through December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 1, 2015 the we dismissed Excelsis Accounting Group as our independent registered public accounting firm. In connection with its audits for the fiscal years ended December 31, 2014 and 2013 and through June 30, 2015, there were: (i) no disagreements with Excelsis Accounting Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Excelsis Accounting Group would have caused them to make a reference thereto in their report on the financial statements for such fiscal years; and (ii) no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Company engaged Anton & Chia, LLP as its new independent registered public accounting firm, as of July 1, 2015.

On February 27, 2018, we dismissed Anton & Chia, LLP as Ridgefield’s independent registered public accounting firm. In connection with the audit of our financial statements for the fiscal years ended December 31, 2016 and 2015, and for the subsequent period through the date of dismissal, there were: (i) no disagreements between us and Anton & Chia, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anton & Chia, LLP, would have caused Anton & Chia, LLP to make reference to the subject matter of the disagreements in its report on our financial statements for such fiscal years; and (ii) no “reportable events” within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. We engaged MaloneBailey, LLP as new our independent registered public accounting firm on February 27, 2018.

The following table presents fees for professional audit services and other services rendered to us by our independent registered public accounting firms during the fiscal years ended December 31, 2017 and 2016.

	2017		2016
Excelsis Accounting Group
Audit Fees¹	$		$
Audit-Related Fees²	$			$2,000
Tax Fees³	$		$
All Other Fees	$		$
Subtotal for Excelsis Accounting Group	$			$2,000

Anton & Chia, LLP
Audit Fees¹	$			$8,750
Audit-Related Fees³		$2,500	$
Tax Fees³	$			$500
All Other Fees	$		$
Subtotal for Anton & Chia, LLP		$2,500		$5,250

MaloneBailey, LLP
Audit Fees¹		$8,500	$
Audit-Related Fees²	$		$
Tax Fees³	$		$
All Other Fees	$		$
Subtotal for MaloneBailey, LLP		$8,500		$0

Total Fees		$11,000		$11,250

1	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

2	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements. Audit-related fees for 2016 and 2017 also included fees for professional services rendered in connection with the transition of our independent registered public accounting firm.

3	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.

In 2017, there were no other professional services provided by Excelsis Accounting Group or Anton & Chia, LLP that would have required the Board of Directors to consider their compatibility with maintaining the independence of Excelsis Accounting Group or Anton & Chia, LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

2	Plan of Merger, dated May 11, 2006 by and between Ridgefield Acquisition Corp., a Colorado corporation, and Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix B of the Company's Schedule 14A filed on May 26, 2006.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999 as Exhibit 3.1.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003 as Exhibit 3.6.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company's Schedule 14A filed on May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company's Schedule 14A filed on May 26, 2006.

10.1	OEM Purchase Agreement dated January 15, 1990, between Ridgefield Acquisition Corp. and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

10.2	Form of Convertible Promissory Note, 12/30/93 Private Placement, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

10.3	Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.3.

10.4	Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.4.

10.5	Form of Promissory Note, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.5.

10.6	Form of Security Agreement, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.6.

10.7	Form of Common Stock Purchase Warrant, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.7.

10.8	Form of Promissory Note, July 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.8.

10.9	Form of April 1, 1996 Promissory Note Extension, October 17, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.9.

10.10	Form of Common Stock Purchase Warrant, October 10, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.10.

10.11	Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998 as Exhibit 10.11.

10.12	Stock Purchase Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000 as Exhibit 10.12.

10.13	Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 as Exhibit 10.13.

10.14	Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC, incorporated by reference to the Annual Report on Form 10-KSB40 for the year ended December 31, 2001 as Exhibit 10.14.

10.15	Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as Exhibit 10.15.

10.16	Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp., incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.16.

10.17	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.18	Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18.

10.19	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as Exhibit 10.19.

10.20	Loan Agreement, dated as of March 10, 2015, between the Company and Steven N. Bronson, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014 as Exhibit 10.20.

10.21*	Revolving Promissory Note, dated as of December 31, 2016, between the Company and Steven N. Bronson.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.

16.1	Letter to the Securities and Exchange Commission from Excelsis Accounting Group dated July 1, 2015, incorporated by reference to Form 8-K reporting an event of July 1, 2015 as Exhibit 16.1.

16.2	Letter to the Securities and Exchange Commission from Anton & Chia, LLP dated March 6, 2018, incorporated by reference to Form 8-K reporting an event of February 27, 2018 as Exhibit 16.1.

31*	President's Written Certification of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2018

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, CEO and President
Principal Executive Officer, Principal
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
March 30, 2018

/s/ Leonard Hagan

Leonard Hagan
Director
March 30, 2018

