Form 10-Q
period 2018-03-31
RIDGEFIELD ACQUISITION CORP
filed 2018-05-10
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No ☐

As of May 10, 2018, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I: Item 1.	FINANCIAL INFORMATION Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,630	$609

TOTAL ASSETS	$1,630	$609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,698	$3,450

Related party note and interest payable	172,724	156,960

TOTAL CURRENT LIABILITIES	$181,422	$160,410

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on March 31, 2018 and December 31, 2017	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,697,472)	(1,677,481)

TOTAL STOCKHOLDERS' DEFICIT	(179,792)	(159,801)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,630	$609

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

OPERATING EXPENSES
General and administrative expenses	$(15,303)	$(1,665)

Total Operating Expenses	$(15,303)	$(1,665)

OPERATING LOSS	$(15,303)	$(1,665)

OTHER EXPENSE
Other expense	$(1,424)	-
Interest expense	(3,264)	(2,653)

Total Other Expense	(4,688)	(2,653)

NET LOSS	$(19,991)	$(4,318)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.00)

Dilutive	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(19,991)	$(4,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	3,264	2,653
Increase (decrease) in accounts payable and accrued expenses	5,248	-

Net cash used in operating activities	$(11,479)	$(1,665)

FINANCING ACTIVITIES
Proceeds from related party note payable	12,500	2,500

Net cash provided by financing activities	$12,500	$2,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,021	835

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	609	2,894

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,630	$3,729

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOING CONCERN AND LIQUIDITY

At March 31, 2018, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2017 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

(unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the quarters ended March 31, 2018 and March 31, 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2018	$126,950	$30,010

Additions	12,500	3,264
Cash Payments	-	-
Balance March 31, 2018	$139,450	$33,274

Balance January 1, 2017	$106,950	$18,307

Additions	2,500	2,653
Cash Payments	-	-
Balance March 31, 2017	$109,450	$20,960

During the periods ended March 31, 2018 and 2017, the Company occupies a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month, intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. At March 31, 2018 and December 31, 2017, we owed BKF $2,150 and $1,900, respectively.

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to the first quarter of 2018, the Company borrowed an additional $15,000 under the related party note payable. The aggregate principal loan balance amounted to $154,450 and such loans have accrued interest of $34,562.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our future financial and operating results; our business strategy of pursuing the acquisition of an operating entity; future financing initiatives; our intentions, expectations and beliefs regarding a merger, acquisition or other business combination with a viable operating entity; and our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three-months ended March 31, 2018 we earned no revenues.

Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-Q.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in these critical accounting policies since December 31, 2017.

Results of Operations

Revenues

During the three months ended March 31, 2018 and the three months ended March 31, 2017, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $19,991 during the three months ended March 31, 2018 as compared to $4,318 during the three months ended March 31, 2017. The increase in net losses is primarily a result of the nature and timing of expenses and the gap is expected to close as the year progresses.

General and Administrative Expenses

During the three months ended March 31, 2018, the Company incurred general and administrative (G&A) expenses of $15,303, an increase of $13,638 compared to expenses of $1,665 during the three months ended March 31, 2017. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase in G&A expenses is primarily a result of additional legal and professional fees incurred related to overlapping and changing independent accountants, including the timing of payments and accruals related to the annual audit. Most of our professional fees are now incurred in the first quarter, whereas in prior years the work was spread out more evenly throughout the year.

Other Expenses

Other expenses increased to $4,688 during the three months ended March 31, 2018, as compared to $2,653 during the three months ended March 31, 2017. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $3,264 during the three months ended March 31, 2018 and $2,653 during the three months ended March 31, 2017, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of March 31, 2018, we had cash and cash equivalents of $1,630 and a working capital deficit of $179,792, which includes short-term indebtedness of $172,724.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2018.

During the three months ended March 31, 2018, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the three months ended March 31, 2018 and 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2018	$126,950	$30,010

Additions	12,500	3,264
Cash Payments	-	-
Balance March 31, 2018	$139,450	$33,274

Balance January 1, 2017	$106,950	$18,307

Additions	2,500	2,653
Cash Payments	-	-
Balance March 31, 2017	$109,450	$20,960

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), as appropriate, to allow timely decision regarding required disclosure.

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2018 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

2	Plan of Merger, dated May 11, 2006 by and between Ridgefield Acquisition Corp., a Colorado corporation, and Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix B of the Company's Schedule 14A filed on May 26, 2006.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999, as Exhibit 3.1.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003, as Exhibit 3.6.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company's Schedule 14A filed on May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company's Schedule 14A filed on May 26, 2006.

31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_____________________

*	Filed herewith
#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2018

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

