Form 10-Q
period 2018-06-30
RIDGEFIELD ACQUISITION CORP
filed 2018-07-31
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I: Item 1.	FINANCIAL INFORMATION Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,968	$609

TOTAL ASSETS	$2,968	$609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,673	$3,450

Related party note and interest payable	191,451	156,960

TOTAL CURRENT LIABILITIES	195,124	160,410

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on June 30, 2018 and December 31, 2017	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,709,836)	(1,677,481)

TOTAL STOCKHOLDERS' DEFICIT	(192,156)	(159,801)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,968	$609

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING EXPENSES
General and administrative expenses	$(7,163)	$(6,139)	$(22,466)	$(10,729)

Total Operating Expenses	(7,163)	(6,139)	(22,466)	(10,729)

OPERATING LOSS	(7,163)	(6,139)	(22,466)	(10,729)

OTHER EXPENSE
Other expense	(1,473)	(5,275)	(2,898)	(2,350)
Interest expense	(3,728)	(2,825)	(6,991)	(5,478)

Total Other Expense	(5,201)	(8,100)	(9,889)	(7,828)

NET LOSS	$(12,364)	$(14,239)	$(32,355)	$(18,557)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Dilutive	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(32,355)	$(18,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	6,991	5,479
Increase (decrease) in accounts payable and accrued expenses	223	(551)

Net cash used in operating activities	$(25,141)	$(13,629)

FINANCING ACTIVITIES
Proceeds from related party note payable	27,500	12,500

Net cash provided by financing activities	$27,500	$12,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,359	(1,129)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	609	2,894

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,968	$1,765

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At June 30, 2018, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2017 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

RECLASSIFICATION

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the six months ended June 30, 2018 and June 30, 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2018	$126,950	$30,010

Additions	27,500	6,991
Cash Payments	-	-
Balance June 30, 2018	$154,450	$37,001

Balance January 1, 2017	$106,950	$18,307

Additions	12,500	5,479
Cash Payments	-	-
Balance June 30, 2017	$119,450	$23,786

During the six months ended June 30, 2018 and 2017, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month, intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. At June 30, 2018 and December 31, 2017, we owed BKF $2,200 and $1,900, respectively.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, we earned no revenues during the six months ended June 30, 2018.

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

Results of Operations for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017

Revenues

During the three months ended June 30, 2018 and the three months ended June 30, 2017, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $12,376 during the three months ended June 30, 2018 as compared to $14,239 during the three months ended June 30, 2017. The slight decrease in net losses is primarily a result of the nature and timing of expenses.

General and Administrative Expenses

During the three months ended June 30, 2018, the Company incurred general and administrative (G&A) expenses of $7,163, an increase of $1,024 compared to expenses of $6,139 during the three months ended June 30, 2017. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase in G&A expenses is primarily a result of additional legal and professional fees incurred related to changing independent accountants, which resulted in an overall increase in audit fees.

Other Expenses

Other expenses decreased to $5,201 during the three months ended June 30, 2018, as compared to $8,100 during the three months ended June 30, 2017. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $3,728 during the three months ended June 30, 2018 and $2,825 during the three months ended June 30, 2017, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Results of Operations for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017

Revenues

During the six months ended June 30, 2018 and the six months ended June 30, 2017, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $32,355 during the six months ended June 30, 2018 as compared to $18,557 during the six months ended June 30, 2017. The increase in net losses is primarily a result of the nature and timing of expenses and the gap is expected to continue to close as the year progresses.

General and Administrative Expenses

During the six months ended June 30, 2018, the Company incurred general and administrative (G&A) expenses of $22,466, an increase of $11,737 compared to expenses of $10,729 during the six months ended June 30, 2017. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase in G&A expenses is primarily a result of additional legal and professional fees incurred related to overlapping and changing independent accountants, including the timing of payments and accruals related to the annual audit. Most of our professional fees are now incurred in the first half of the year, whereas in prior years the work was spread out more evenly throughout the year. In addition, changing independent accountants resulted in an overall increase in audit fees.

Other Expenses

Other expenses increase to $9,889 during the six months ended June 30, 2018, as compared to $7,828 during the six months ended June 30, 2017. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $6,991 during the six months ended June 30, 2018 and $5,478 during the six months ended June 30, 2017, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of June 30, 2018, we had cash and cash equivalents of $2,968 and a working capital deficit of $192,156, which includes short-term indebtedness of $191,451.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2018.

During the six months ended June 30, 2018, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the six months ended June 30, 2018 and 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2018	$126,950	$30,010

Additions	27,500	6,991
Cash Payments	-	-
Balance June 30, 2018	$154,450	$37,001

Balance January 1, 2017	$106,950	$18,307

Additions	12,500	5,479
Cash Payments	-	-
Balance June 30, 2017	$119,450	$23,786

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2018 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: July 31, 2018

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

