Form 10-Q
period 2018-09-30
RIDGEFIELD ACQUISITION CORP
filed 2018-10-30
CIK 812152

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of October 30, 2018, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I: Item 1.	FINANCIAL INFORMATION Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,366	$609

TOTAL ASSETS	$2,366	$609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,465	$3,450

Related party note and interest payable	202,956	156,960

TOTAL CURRENT LIABILITIES	208,421	160,410

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on September 30, 2018 and December 31, 2017	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,723,735)	(1,677,481)

TOTAL STOCKHOLDERS' DEFICIT	(206,055)	(159,801)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,366	$609

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Expenses

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING EXPENSES
General and administrative expenses	$(9,288)	$(6,673)	$(31,755)	$(14,476)

Total Operating Expenses	(9,288)	(6,673)	(31,755)	(14,476)

OPERATING LOSS	(9,288)	(6,673)	(31,755)	(14,476)

OTHER EXPENSE
Other expense	(605)	(18)	(3,503)	(5,293)
Interest expense	(4,006)	(3,033)	(10,996)	(8,512)

Total Other Expense	(4,611)	(3,051)	(14,499)	(13,805)

NET LOSS	$(13,899)	$(9,724)	$(46,254)	$(28,281)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Dilutive	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(46,254)	$(28,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	10,996	8,512
Increase (decrease) in accounts payable and accrued expenses	2,015	(551)

Net cash used in operating activities	$(33,243)	$(20,320)

FINANCING ACTIVITIES
Proceeds from related party note payable	35,000	17,500

Net cash provided by financing activities	$35,000	$17,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,757	(2,820)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	609	2,894

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,366	$74

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At September 30, 2018, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2017 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

RECLASSIFICATION

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the nine months ended September 30, 2018 and September 30, 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2018	$126,950	$30,010

Additions	35,000	10,996
Cash Payments	-	-
Balance September 30, 2018	$161,950	$41,006

Balance January 1, 2017	$106,950	$18,307

Additions	17,500	8,512
Cash Payments	-	-
Balance September 30, 2017	$124,450	$26,819

During the nine months ended September 30, 2018 and 2017, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month, intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. At September 30, 2018 and December 31, 2017, we owed BKF $2,300 and $1,900, respectively.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, we earned no revenues during the nine months ended September 30, 2018.

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

Results of Operations for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017

Revenues

During the three months ended September 30, 2018 and the three months ended September 30, 2017, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $13,899 during the three months ended September 30, 2018 as compared to $9,724 during the three months ended September 30, 2017. The increase in net losses is primarily a result of the nature and timing of expenses, and increased general and administrative (G&A) expenses overall.

General and Administrative Expenses

During the three months ended September 30, 2018, the Company incurred G&A expenses of $9,288, an increase of $2,615 compared to expenses of $6,673 during the three months ended September 30, 2017. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase in G&A expenses is primarily a result of additional legal and professional fees incurred related to changing independent accountants, which resulted in an overall increase in audit fees, and other service providers, which resulted in transition costs.

Other Expenses

Other expenses increased to $4,611 during the three months ended September 30, 2018, as compared to $3,051 during the three months ended September 30, 2017. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $4,006 during the three months ended September 30, 2018 and $3,033 during the three months ended September 30, 2017, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Results of Operations for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017

Revenues

During the nine months ended September 30, 2018 and the nine months ended September 30, 2017, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $46,254 during the nine months ended September 30, 2018 as compared to $28,281 during the nine months ended September 30, 2017. The increase in net losses is primarily a result of the nature and timing of expenses, and increased general and administrative (G&A) expenses overall.

General and Administrative Expenses

During the nine months ended September 30, 2018, the Company incurred G&A expenses of $31,755, an increase of $17,279 compared to expenses of $14,476 during the nine months ended September 30, 2017. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase in G&A expenses is primarily a result of additional legal and professional fees incurred related to changing independent accountants and other service providers, including the timing of payments and accruals related to the annual audit. In addition to transition costs and an overall increase in audit fees, most of our professional fees are now incurred in the first half of the year, whereas in prior years the work was spread out more evenly throughout the year. We expect this timing gap to close in the fourth quarter.

Other Expenses

Other expenses increased to $14,499 during the nine months ended September 30, 2018, as compared to $13,805 during the nine months ended September 30, 2017. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $10,996 during the nine months ended September 30, 2018 and $8,512 during the nine months ended September 30, 2017, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of September 30, 2018, we had cash and cash equivalents of $2,366 and a working capital deficit of $206,055, which includes short-term indebtedness of $202,956.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2018.

During the nine months ended September 30, 2018, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the nine months ended September 30, 2018 and 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2018	$126,950	$30,010

Additions	35,000	10,996
Cash Payments	-	-
Balance September 30, 2018	$161,950	$41,006

Balance January 1, 2017	$106,950	$18,307

Additions	17,500	8,512
Cash Payments	-	-
Balance September 30, 2017	$124,450	$26,819

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2018 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company's Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company's Schedule 14A filed on May 26, 2006.

31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2018

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

