Form 10-K
period 2018-12-31
RIDGEFIELD ACQUISITION CORP
filed 2019-03-28
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $222,617, based on the closing price on that date.

As of March 28, 2019, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the year ended December 31, 2018 we earned no revenues.

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

Employees

As of March 28, 2019, the Company had 1 employee, Steven N. Bronson, who serves as the Company's Chairman, President and Chief Executive Officer but takes no salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

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

Market Information

The Company's common stock is quoted on the Pink tier of the OTC Markets Group under the symbol "RDGA".

Holders of Record

As of March 28, 2019, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value.

Penny Stock Regulations

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, we earned no revenues during the year ended December 31, 2018.

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

In connection with its Acquisition Strategy, the Company expects to encounter competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully with such entities. The Company's financial resources will be limited in comparison to those of many of its competitors. The Company's limited financial resources may compel the Company to select certain less attractive acquisition prospects.

Results of Operations for the year ended December 31, 2018, as compared to the year ended December 31, 2017

Revenues

During the year ended December 31, 2018 and the year ended December 31, 2017, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $55,646 during 2018 as compared to $36,887 during 2017. The increase in net losses is related to additional general and administrative (G&A) expenses, and additional interest expense accrued during the year.

General and Administrative Expenses

During 2018, the Company incurred G&A expenses of $37,172, an increase of $16,906compared to expenses of $20,266 in 2017. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase in G&A expenses is primarily a result of additional legal and professional fees incurred related to changing independent accountants and other service providers, including the timing of payments and accruals related to the annual audit.

Other Expenses

Other expenses were $3,303 during 2018, as compared to $5,793 in 2017. Other expenses primarily represent state licenses, filing fees, minimum tax expense and other taxes not based on income. The decrease of $2,490 is primarily due to additional compliance related expenses incurred in 2017 related to the Company’s wholly-owned subsidiary in an effort to reactivate it and keep it operational for future transactions.

Interest Expense

The Company incurred interest expense of $15,171 during 2018 and $11,703 during 2017, as a result of a loan from the Company’s Chairman, President, CEO and majority shareholder. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash provided by related party loans. As of December 31, 2018, we had cash and cash equivalents of $1,684 and a working capital deficit of $215,448, which includes short-term indebtedness of $214,632.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2018.

During 2018, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the years ended December 31, 2018 and December 31, 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2017	$106,950	$18,307

Additions	20,000	11,703
Cash Payments	-	-
Balance December 31, 2017	$126,950	$30,010

Additions	42,500	15,171
Cash Payments	-	-
Balance December 31, 2018	$169,450	$45,181

While this arrangement will satisfy the Company's immediate financial needs, it may not by itself provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Income Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2018 and 2017, respectively.

Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2018 and 2017, the Company had no cash equivalents.

Going Concern

The Company has an accumulated deficit balance as of December 31, 2018 and net loss during the year ended December 31, 2018; the Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2019.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ridgefield Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 28, 2019

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,684	$609

TOTAL ASSETS	$1,684	$609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,500	$3,450

Related party note and interest payable	214,631	156,960

TOTAL CURRENT LIABILITIES	$217,131	$160,410

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on December 31, 2018 and December 31, 2017	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,733,127)	(1,677,481)

TOTAL STOCKHOLDERS' DEFICIT	(215,447)	(159,801)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,684	$609

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Expenses

	Twelve Months Ended
	December 31,
	2018	2017
OPERATING EXPENSES
General and administrative expenses	$(37,172)	$(19,391)

Total Operating Expenses	(37,172)	(19,391)

OPERATING LOSS	(37,172)	(19,391)

OTHER EXPENSE
Other income (expense)	(3,303)	(5,793)
Interest expense	(15,171)	(11,703)

Total Other Expense	(18,474)	(17,496)

NET LOSS	$(55,646)	$(36,887)

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.03)

Dilutive	$(0.04)	$(0.03)

Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2018 and 2017

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2016	1,260,773	$1,261	$1,516,419	$(1,640,594)	$(122,914)

Net loss	—	—	—	(36,887)	(36,887)

Balance, December 31, 2017	1,260,773	$1,261	$1,516,419	$(1,677,481)	$(159,801)

Net loss				(55,646)	(55,646)

Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(55,646)	$(36,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	15,171	11,703
Increase (decrease) in accounts payable and accrued expenses	(950)	2,899

Net cash used in operating activities	$(41,425)	$(22,285)

FINANCING ACTIVITIES
Proceeds from related party note payable	42,500	20,000

Net cash provided by financing activities	$42,500	$20,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,075	(2,285)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	609	2,894

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,684	$609

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to these consolidated financial statements.

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

GOING CONCERN AND LIQUIDITY

At December 31, 2018, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

RECLASSIFICATION

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications within the Consolidated Statements of Expenses had no effect on the overall reported results of operations.

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2018 and 2017, respectively.

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2018 and 2017, the Company had no cash equivalents.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in ASC Topic 840, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company does not have any significant lease contracts and the impact of ASU 2016-02 to its consolidated financial statements will not be material.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. During the years ended December 31, 2018 and December 31, 2017, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2017	$106,950	$18,307

Additions	20,000	11,703
Cash Payments	-	-
Balance December 31, 2017	$126,950	$30,010

Additions	42,500	15,171
Cash Payments	-	-
Balance December 31, 2018	$169,450	$45,181

During the years ended December 31, 2018 and 2017, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Accrued rent expense was $2,500 and $1,900 for the years ended December 31, 2018 and 2017, respectively. There were no payments made during either year.

NOTE 3 - INCOME TAXES

Income tax provision (benefit) consists of the following for the years ended December 31, 2018 and 2017:

	Years Ended
	December 31,
	2018	2017

INCOME TAX PROVISION (BENEFIT):
Current
Federal	$-	$-
State, net of federal benefit	-	-
Valuation Allowance	-	-
Total current	-	-
Deferred:
Federal	(11,811)	73,540
State, net of federal benefit	(3,755)	(6,387)
Valuation Allowance	15,566	(67,153)
Total deferred	-	-
Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Years Ended
	December 31,
	2018		2017
	$	%	$	%

Federal income tax provision (benefit) at statutory rate	$(11,686)	21.0%	$(12,542)	34.0%
State tax expense net of federal tax benefit	(3,755)	6.8%	(2,055)	5.6%
Nondeductible expenses	58	(0.1)%	297	(0.8)%
Change in statutory tax rate			81,714	(220.8)%
Return-to-provision adjustments	(183)	0.3%
Change in valuation allowance	15,566	(28.0)%	(67,414)	182.0%
Income tax provision (benefit)	$-	0.0%	$-	0.0%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the difference are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Years Ended December 31,
	2018	2017

DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$165,531	$154,379
Accruals	13,343	8,929
Total deferred tax assets	$178,874	$163,308
Valuation allowance	(178,874)	(163,308)
Net deferred tax assets	$-	$-

At December 31, 2018, the Company has a federal net operating loss carry-forward of approximately $668,000 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2020 and 2037, with the exception of approximately $40,000 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2018, the Company has a state net operating loss carry-forward of approximately $360,000 available to offset future state taxable income. The Company’s remaining state net operating loss carry-forward will expire between 2028 and 2038. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, cumulative losses, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2018.

The valuation allowance at December 31, 2018 was $178,874, an increase of $15,566 from December 31, 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the top U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

U.S. federal income tax returns after 2014 remain open to examination. Generally, state income tax returns after 2012 remain open to examination. No income tax returns are currently under examination. As of December 31, 2018 and 2017, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2018 and 2017, there were no penalties or interest recorded in income tax expense.

NOTE 4-SUBSEQUENT EVENTS

In the first quarter of 2019, the Company borrowed an additional $12,000 under the related party note payable. As of March 28, 2019, the aggregate principal loan balance amounted to $185,450 and such loans have accrued interest of $49,397 through March 28, 2019

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2018, the Company's procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2018. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	53	Chairman, Chief Executive Officer and President
Leonard A. Hagan	67	Director

Steven N. Bronson. Mr. Bronson has served as a director of the Company since June 1996, and is the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson has over 30 years of business and entrepreneurial experience. His successful background in investment banking and principal investing has led to him taking executive positions in several companies. Mr. Bronson became the Chief Executive Officer and Chairman of the board of directors of Interlink Electronics, Inc. (OTCPink: LINK) in July 2010, and added the role of President in March 2011. Interlink is a global trusted advisor and technology partner in the advancing world of human-machine interface (HMI) and force-sensing technologies.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2018, the Board of Directors held no meetings. Any business requiring Board action was conducted via unanimous written consent procedures. In view of the Company's lack of operations, during the year ended December 31, 2018, the Board of Directors did not form any committees. During the year ended December 31, 2018, all of the directors then in office attended 100% of the total number of meetings and written consent resolutions of the Board of Directors.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

During the years ended December 31, 2018 and 2017, no compensation was paid to our officers or directors. None of our officers or directors held any unexercised stock options, unvested stock or equity incentive plan awards as of December 31, 2018.

On March 28, 2006, the Company entered into an employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company. The agreement provides that Mr. Bronson will not receive a salary; however, the Board of Directors in its discretion may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson's employment agreement automatically renewed for the one-year period ending March 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 20, 2019 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) the sole executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361.

As used in the table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

		Number of		Percent
Name and Address	Company Position	Shares owned		of class

Steven N. Bronson	Chairman, CEO and President	1,038,004	¹	82.3%

Leonard Hagan	Director	40,000		3.2%

All directors and executive officers a group (2 persons)		1,078,184		85.5%

 ¹ This amount also includes 711 shares of common stock owned by Mr. Bronson's spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2018, the aggregate principal loan balance amounted to $169,450 and such loans have accrued interest of $45,181 through December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The following table presents fees for professional audit services and other services rendered to us by our independent registered public accounting firms during the fiscal years ended December 31, 2018 and 2017.

	2018		2017
Anton & Chia, LLP
Audit Fees¹	$		$
Audit-Related Fees³		$1,500		$2,500
Tax Fees³	$		$
All Other Fees	$		$
Subtotal for Anton & Chia, LLP		$1,500		$2,500

MaloneBailey, LLP
Audit Fees¹		$16,000		$8,500
Audit-Related Fees²	$		$
Tax Fees³	$		$
All Other Fees	$		$
Subtotal for MaloneBailey, LLP		$16,000		$8,500

Total Fees		$17,500		$11,000

1	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.
2	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements. Audit-related fees for 2016 and 2017 also included fees for professional services rendered in connection with the transition of our independent registered public accounting firm.
3	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.

In 2018, there were no other professional services provided by Anton & Chia, LLP or MaloneBailey, LLP that would have required the Board of Directors to consider their compatibility with maintaining independence.

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

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

2	Plan of Merger, dated May 11, 2006 by and between Ridgefield Acquisition Corp., a Colorado corporation, and Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix B of the Company's Schedule 14A filed on May 26, 2006.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Registration Statement No. 33-13074-D as Exhibit 3.1.

3.2	Amended Bylaws adopted June 1, 1987, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as Exhibit 3.2.

3.4	Articles of Amendment to Restated Articles of Incorporation, dated March 7, 1991, for Ridgefield Acquisition Corp., a Colorado corporation, incorporated by reference to Annual Report on Form 10-Kfor fiscal year ended December 31, 1990 as Exhibit 3.4.

3.5	Articles of Amendment to Restated Articles of Incorporation for Ridgefield Acquisition Co., a Colorado Corporation, dated March 17, 1999, incorporated by reference to the Company's Current Report on Form 8-K reporting an event of March 9, 1999, as Exhibit 3.1.

3.6	Articles of Incorporation of Bio-Medical Automation, Inc., a Nevada corporation, Ridgefield Acquisition Corp.'s wholly owned subsidiary, incorporated by reference to the Company’s Current Report on Form 8-K reporting an event of March 7, 2003, as Exhibit 3.6.

3.7	By-laws of Bio-Medical Automation, Inc. a Nevada corporation, the Company's wholly owned subsidiary, incorporated by reference to the Annual Report on form 10-KSB for the year ended December 31, 2005 as exhibit 3.7.

3.8	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company's Schedule 14A filed on May 26, 2006.

3.9	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company's Schedule 14A filed on May 26, 2006.

10.1	OEM Purchase Agreement dated January 15, 1990, between Ridgefield Acquisition Corp. and Ariel Electronics, Inc. incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as Exhibit 10.1.

10.2	Form of Convertible Promissory Note, 12/30/93 Private Placement, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.2.

10.3	Form of Non-Convertible Promissory Note, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.3.

10.4	Form of Note Purchaser Warrant Agreement and Warrant, 12/30/93 Private Placement incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 as Exhibit 10.4.

10.5	Form of Promissory Note, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.5.

10.6	Form of Security Agreement, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.6.

10.7	Form of Common Stock Purchase Warrant, April 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.7.

10.8	Form of Promissory Note, July 1, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.8.

10.9	Form of April 1, 1996 Promissory Note Extension, October 17, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.9.

10.10	Form of Common Stock Purchase Warrant, October 10, 1996, incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as Exhibit 10.10.

10.11	Asset Purchase Agreement with JOT, incorporated by reference to Form 8-K reporting an event of November 4, 1998, and amendment thereto incorporated by reference to Form 8-K reporting an event of December 15, 1998 as Exhibit 10.11.

10.12	Stock Purchase Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, incorporated by reference to the Current Report on Form 8-K filed on April 6, 2000 as Exhibit 10.12.

10.13	Employment Agreement between Bio-Medical Automation, Inc. and Steven N. Bronson, dated as of March 24, 2001, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 as Exhibit 10.13.

10.14	Mergers and Acquisitions Advisory Agreement, dated as of November 13, 2001, between Bio-Medical Automation, Inc. and Catalyst Financial LLC, incorporated by reference to the Annual Report on Form 10-KSB40 for the year ended December 31, 2001 as Exhibit 10.14.

10.15	Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC, incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as Exhibit 10.15.

10.16	Appointment of Atlas Stock Transfer Agent Corporation as the transfer Agent for Ridgefield Acquisition Corp., incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.16.

10.17	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.18	Addendum, dated as of February 1, 2006, to Mergers and Acquisitions Advisory Agreement, dated as of April 1, 2005, between Ridgefield Acquisition Corp. and Catalyst Financial LLC, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.18.

10.19	Loan Agreement between Steven N. Bronson and Ridgefield Acquisition Corp., dated November 12, 2013, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as Exhibit 10.19.

10.20	Loan Agreement, dated as of March 10, 2015, between the Company and Steven N. Bronson, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014 as Exhibit 10.20.

10.21	Revolving Promissory Note, dated as of December 31, 2016, between the Company and Steven N. Bronson.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.

16.1	Letter to the Securities and Exchange Commission from Excelsis Accounting Group dated July 1, 2015, incorporated by reference to Form 8-K reporting an event of July 1, 2015 as Exhibit 16.1.

16.2	Letter to the Securities and Exchange Commission from Anton & Chia, LLP dated March 6, 2018, incorporated by reference to Form 8-K reporting an event of February 27, 2018 as Exhibit 16.1.

31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

# The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Interlink Electronics, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2019

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
March 28, 2019

/s/ Leonard Hagan

Leonard Hagan
Director
March 28, 2019

