Form 10-Q
period 2019-03-31
RIDGEFIELD ACQUISITION CORP
filed 2019-05-09
CIK 812152

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.001 par value	RDGA	OTC Markets Group

As of May 9, 2019, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,920	$1,684

TOTAL ASSETS	$6,920	$1,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,499	$2,500

Related party note and interest payable	235,051	214,631

TOTAL CURRENT LIABILITIES	243,550	217,131

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on March 31, 2019 and December 31, 2018	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,754,310)	(1,733,127)

TOTAL STOCKHOLDERS' DEFICIT	(236,630)	(215,447)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$6,920	$1,684

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Expenses

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

OPERATING EXPENSES
General and administrative expenses	$(15,309)	$(15,303)

Total Operating Expenses	$(15,309)	$(15,303)

OPERATING LOSS	$(15,309)	$(15,303)

OTHER EXPENSE
Other expense	$(1,425)	(1,424)
Interest expense	(4,449)	(3,264)

Total Other Expense	(5,874)	(4,688)

NET LOSS	$(21,183)	$(19,991)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.02))

Dilutive	$(0.02)	$(0.02))

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2019 and 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2017	1,260,773	$1,261	$1,516,419	$(1,677,481)	$(159,801)

Net loss				(19,991)	(19,991)

Balance, March 31, 2018	1,260,773	$1,261	$1,516,419	$(1,697,472)	$(179,792)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss				(21,183)	(21,183)

Balance, March 31, 2019	1,260,773	$1,261	$1,516,419	$(1,754,310)	$(236,630)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(21,183)	$(19,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	4,420	3,264
Increase (decrease) in accounts payable and accrued expenses	5,999	5,248

Net cash used in operating activities	$(10,764)	$(11,479)

FINANCING ACTIVITIES
Proceeds from related party note payable	16,000	12,500

Net cash provided by financing activities	$16,000	$12,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,236	1,021

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,684	609

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,920	$1,630

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At March 31, 2019, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2018 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

NOTE 2 - RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the quarters ended March 31, 2019 and March 31, 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2019	$169,450	$45,181

Additions	16,000	4,420
Cash Payments	-	-
Balance March 31, 2019	$185,450	$49,601

Balance January 1, 2018	$126,950	$30,010

Additions	12,500	3,264
Cash Payments	-	-
Balance March 31, 2018	$139,450	$33,274

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

(unaudited)

The Company occupies a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month that is intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. At March 31, 2019 and December 31, 2018, we owed BKF $2,650 and $2,500, respectively.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three-months ended March 31, 2019 we earned no revenues.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in these critical accounting policies since December 31, 2018.

Results of Operations

Revenues

During the three months ended March 31, 2019 and the three months ended March 31, 2018, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $21,183 during the three months ended March 31, 2019 as compared to $19,991 during the three months ended March 31, 2018. Because the Company’s operations are primarily administrative, the slight increase in net loss relates almost entirely to additional interest expense.

General and Administrative Expenses

During the three months ended March 31, 2019, the Company incurred general and administrative (G&A) expenses of $15,309, an increase of just $6 compared to expenses of $15,303 during the three months ended March 31, 2018. G&A expenses consist of professional fees, service charges, office expenses and similar items. Most of our professional fees are incurred in the first quarter, thus later quarters in 2019 are expected to show less G&A expenses when compared to the quarter ended March 31, 2019.

Other Expenses

Other expenses increased to $5,874 during the three months ended March 31, 2019, as compared to $4,688 during the three months ended March 31, 2018. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $4,449 during the three months ended March 31, 2019 and $3,264 during the three months ended March 31, 2018, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of March 31, 2019, we had cash and cash equivalents of $6,920 and a working capital deficit of $236,630, which includes short-term indebtedness of $185,450.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2019.

During the three months ended March 31, 2019, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the three months ended March 31, 2019 and 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2019	$169,450	$45,181

Additions	16,000	4,420
Cash Payments	-	-
Balance March 31, 2019	$185,450	$49,601

Balance January 1, 2018	$126,950	$30,010

Additions	12,500	3,264
Cash Payments	-	-
Balance March 31, 2018	$139,450	$33,274

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2019, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2019 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: May 9, 2019

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

