Form 10-Q
period 2019-06-30
RIDGEFIELD ACQUISITION CORP
filed 2019-08-01
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-16335

RIDGEFIELD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its charter)

Nevada	84-0922701
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3250 Retail Drive, Suite 120 - 518, Carson City, Nevada 89706-0686

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

As of August 1, 2019, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,795	$1,684

TOTAL ASSETS	$1,795	$1,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,260	$2,500

Related party note and interest payable	245,740	214,631

TOTAL CURRENT LIABILITIES	249,000	217,131

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on June 30, 2019 and December 31, 2018	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,764,885)	(1,733,127)

TOTAL STOCKHOLDERS' DEFICIT	(247,205)	(215,447)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,795	$1,684

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Expenses

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING EXPENSES
General and administrative expenses	$5,337	$7,163	$20,646	$22,466

Total Operating Expenses	5,337	7,163	20,646	22,466

OPERATING LOSS	(5,337)	(7,163)	(20,646)	(22,466)

OTHER EXPENSE
Other expense	(550)	(1,473)	(1,975)	(2,898)
Interest expense	(4,688)	(3,728)	(9,137)	(6,991)

Total Other Expense	(5,238)	(5,201)	(11,112)	(9,889)

NET LOSS	$(10,575)	$(12,364)	$(31,758)	$(32,355)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Dilutive	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -

Basic	1,260,773	1,260,773	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Six Months Ended June 30, 2019 and 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2017	1,260,773	$1,261	$1,516,419	$(1,677,481)	$(159,801)

Net loss	-	-	-	(19,991)	(19,991)

Balance, March 31, 2018	1,260,773	$1,261	$1,516,419	$(1,697,472)	$(179,792)

Net loss	-	-	-	(12,364)	(12,364)

Balance, June 30, 2018	1,260,773	$1,261	$1,516,419	$(1,709,836)	$(192,156)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss	-	-	-	(21,183)	(21,183)

Balance, March 31, 2019	1,260,773	$1,261	$1,516,419	$(1,754,310)	$(236,630)

Net loss	-	-	-	(10,575)	(10,575)

Balance, June 30, 2019	1,260,773	$1,261	$1,516,419	$(1,764,885)	$(247,205)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(31,758)	$(32,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	9,109	6,991
Increase in accounts payable and accrued expenses	760	223

Net cash used in operating activities	$(21,889)	$(25,141)

FINANCING ACTIVITIES
Proceeds from related party note payable	22,000	27,500

Net cash provided by financing activities	$22,000	$27,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	111	2,359

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,684	609

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,795	$2,968

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$28	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At June 30, 2019, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2018 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

NOTE 2 - RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the quarters ended June 30, 2019 and June 30, 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2019	$169,450	$45,181

Additions	22,000	9,109
Cash Payments	-	-
Balance June 30, 2019	$191,450	$54,290

Balance January 1, 2018	$126,950	$30,010

Additions	27,500	6,991
Cash Payments	-	-
Balance June 30, 2018	$154,450	$37,001

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

(unaudited)

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective June 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc., and leased an administrative office on a month-to-month basis for a minimum of $10 per month. Additional charges, if any, are based upon services provided by the lessor.

At June 30, 2019 and December 31, 2018, we owed BKF $2,800 and $2,500, respectively.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the six months ended June 31, 2019 we earned no revenues.

Our principal executive office is located at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-Q.

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

Results of Operations

Revenues

During the six months ended June 30, 2019 and the six months ended June 30, 2018, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $10,575 during the three months ended June 30, 2019 as compared to $12,364 during the three months ended June 30, 2018. The Company incurred a net loss of $31,758 during the six months ended June 30, 2019 as compared to $32,355 during the six months ended June 30, 2018.

Because the Company’s operations are primarily administrative, the slight decrease in net loss relates to savings from closely managing administrative expenses offset almost entirely by additional interest expense.

General and Administrative Expenses

During the three months ended June 30, 2019, the Company incurred general and administrative (G&A) expenses of $5,337, a decrease of $1,826 compared to expenses of $7,163 during the three months ended June 30, 2018. Similarly, the Company incurred G&A expenses of $20,646 during the six months ended June 30, 2019, compared to $22,446 during the six months ended June 30, 2018.

G&A expenses consist of professional fees, service charges, office expenses and similar items. The decrease relates to a rigorous approach in 2019 to managing and reducing G&A expenses, primarily professional fees. The Company will continue to monitor escalating costs and limit G&A expenditures whenever possible.

Other Expense and Net Interest

Other expenses decreased to just $550 during the three months ended June 30, 2019, as compared to $1,473 during the three months ended June 30, 2018. During the six months ended June 30, 2019, the Company incurred other expenses of $1,975, a decrease of $923 compared to expenses of $2,898 during the six months ended June 30, 2018. Other expenses primarily represent state licenses, filing fees, minimum tax expense and similar non-operating costs. The year-over-year decrease generally relates to the timing of accruals and payments in prior periods. A majority of these other expenses are incurred early in the year, thus subsequent quarters in 2019 are expected to continue to show less other expenses when compared to the three months and six months ended June 30, 2019.

The Company incurred net interest expense of $4,668 during the three months ended June 30, 2019 and $3,728 during the three months ended June 30, 2018, primarily as a result of a loan from the President of the Company. During the six months ended June 30, 2019, the Company incurred net interest expenses of $9,137, compared to $6,991 during the six months ended June 30, 2018. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and expenditures have been funded from cash balances on hand and a loan from the President of the Company. As of June 30, 2019, we had cash and cash equivalents of $1,795 and a working capital deficit of $247,205, which includes short-term indebtedness of $191,450 and related accrued interest of $54,290.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2019.

During the six months ended June 30, 2019, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the six months ended June 30, 2019 and 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2019	$169,450	$45,181

Additions	22,000	9,109
Cash Payments	-	-
Balance June 30, 2019	$191,450	$54,290

Balance January 1, 2018	$126,950	$30,010

Additions	27,500	6,991
Cash Payments	-	-
Balance June 30, 2018	$154,450	$37,001

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2019, our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2019 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: August 1, 2019

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

