Form 10-Q
period 2019-09-30
RIDGEFIELD ACQUISITION CORP
filed 2019-10-31
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☒    No    ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.001 par value	RDGA	OTC Markets Group

As of October 31, 2019, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$789	$1,684

TOTAL ASSETS	$789	$1,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,461	$2,500

Related party note and interest payable	256,633	214,631

TOTAL CURRENT LIABILITIES	260,094	217,131

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on September 30, 2019 and December 31, 2018	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,776,985)	(1,733,127)

TOTAL STOCKHOLDERS' DEFICIT	(259,305)	(215,447)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$789	$1,684

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Expenses

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING EXPENSES
General and administrative expenses	$7,007	$9,288	$27,653	$31,755

Total Operating Expenses	7,007	9,288	27,653	31,755

OPERATING LOSS	(7,007)	(9,288)	(27,653)	(31,755)

OTHER EXPENSE
Other expense	(200)	(605)	(2,175)	(3,503)
Interest expense	(4,893)	(4,006)	(14,030)	(10,996)

Total Other Expense	(5,093)	(4,611)	(16,205)	(14,499)

NET LOSS	$(12,100)	$(13,899)	$(43,858)	$(46,254)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Dilutive	$(0.01)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -

Basic	1,260,773	1,260,773	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Nine Months Ended September 30, 2019 and 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2017	1,260,773	$1,261	$1,516,419	$(1,677,481)	$(159,801)

Net loss	-	-	-	(19,991)	(19,991)

Balance, March 31, 2018	1,260,773	$1,261	$1,516,419	$(1,697,472)	$(179,792)

Net loss	-	-	-	(12,364)	(12,364)

Balance, June 30, 2018	1,260,773	$1,261	$1,516,419	$(1,709,836)	$(192,156)

Net loss	-	-	-	(13,899)	(13,899)

Balance, September 30, 2018	1,260,773	$1,261	$1,516,419	$(1,723,735)	$(206,055)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss	-	-	-	(21,183)	(21,183)

Balance, March 31, 2019	1,260,773	$1,261	$1,516,419	$(1,754,310)	$(236,630)

Net loss	-	-	-	(10,575)	(10,575)

Balance, June 30, 2019	1,260,773	$1,261	$1,516,419	$(1,764,885)	$(247,205)

Net loss	-	-	-	(12,100)	(12,100)

Balance, September 30, 2019	1,260,773	$1,261	$1,516,419	$(1,776,985)	$(259,305)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(43,858)	$(46,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	14,002	10,996
Increase in accounts payable and accrued expenses	961	2,015

Net cash used in operating activities	$(28,895)	$(33,243)

FINANCING ACTIVITIES
Proceeds from related party note payable	28,000	35,000

Net cash provided by financing activities	$28,000	$35,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(895)	1,757

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,684	609

CASH AND CASH EQUIVALENTS, END OF PERIOD	$789	$2,366

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$28	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At September 30, 2019, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2018 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

NOTE 2 – RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the quarters ended September 30, 2019 and September 30, 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2019	$169,450	$45,181

Additions	28,000	14,002
Cash Payments	-	-
Balance September 30, 2019	$197,450	$59,183

Balance January 1, 2018	$126,950	$30,010

Additions	35,000	10,996
Cash Payments	-	-
Balance September 30, 2018	$161,950	$41,006

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

At September 30, 2019 and December 31, 2018, we owed BKF $2,800 and $2,500, respectively.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the nine months ended September 30, 2019 we earned no revenues.

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

Results of Operations

Revenues

During the nine months ended September 30, 2019 and the nine months ended September 30, 2018, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $12,100 during the three months ended September 30, 2019 as compared to $13,899 during the three months ended September 30, 2018. The Company incurred a net loss of $43,858 during the nine months ended September 30, 2019 as compared to $46,254 during the nine months ended September 30, 2018.

Because the Company’s operations are primarily administrative, the slight decrease in net loss relates to savings from closely managing administrative expenses offset almost entirely by additional interest expense.

General and Administrative Expenses

During the three months ended September 30, 2019, the Company incurred general and administrative (G&A) expenses of $7,007, a decrease of $2,281 compared to expenses of $9,288 during the three months ended September 30, 2018. Similarly, the Company incurred G&A expenses of $27,653 during the nine months ended September 30, 2019, compared to $31,755 during the nine months ended September 30, 2018.

G&A expenses consist of professional fees, service charges, office expenses and similar items. The decrease relates to a rigorous approach in 2019 to managing and reducing G&A expenses, primarily professional fees. The Company will continue to monitor escalating costs and limit G&A expenditures whenever possible.

Other Expense and Net Interest

Other expenses decreased to just $200 during the three months ended September 30, 2019, as compared to $605 during the three months ended September 30, 2018. During the nine months ended September 30, 2019, the Company incurred other expenses of $2,175 a decrease of $1,328 compared to expenses of $3,503 during the nine months ended September 30, 2018. Other expenses primarily represent state licenses, filing fees, minimum tax expense and similar non-operating costs. The year-over-year decrease generally relates to the timing of accruals and payments in prior periods.

The Company incurred net interest expense of $4,893 during the three months ended September 30, 2019 and $4,006 during the three months ended September 30, 2018, primarily as a result of a loan from the President of the Company. During the nine months ended September 30, 2019, the Company incurred net interest expenses of $14,030, compared to $10,996 during the nine months ended September 30, 2018. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and expenditures have been funded from cash balances on hand and a loan from the President of the Company. As of September 30, 2019, we had cash and cash equivalents of $789 and a working capital deficit of $259,305, which includes short-term indebtedness of $197,450 and related accrued interest of $59,183.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2019.

During the nine months ended September 30, 2019, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the nine months ended September 30, 2019 and 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2019	$169,450	$45,181

Additions	28,000	14,002
Cash Payments	-	-
Balance September 30, 2019	$197,450	$59,183

Balance January 1, 2018	$126,950	$30,010

Additions	35,000	10,996
Cash Payments	-	-
Balance September 30, 2018	$161,950	$41,006

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2019, our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2019 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: October 31, 2019

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer