Form 10-K
period 2019-12-31
RIDGEFIELD ACQUISITION CORP
filed 2020-02-25
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $296,822, computed by reference to the closing price on that date.

As of February 25, 2020, the registrant had 1,260,773 shares of common stock issued and outstanding.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the years ended December 31, 2019 and December 31, 2018 we earned no revenues.

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

In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, our objective will be to obtain long-term capital appreciation for the Company's shareholders. As stated before, there can be no assurance that we will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, and there can be no assurance that such a transaction will result in long-term capital appreciation.

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

Employees

As of February 25, 2020, the Company had 1 employee, Steven N. Bronson, who serves as the Company's Chairman, President and Chief Executive Officer but takes no salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

ITEM 1A.	RISK FACTORS.

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The Company maintains an administrative office at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, which serves as its principal office. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in Thousand Oaks, California, at his own expense.

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

Holders of Record

As of February 25, 2020, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value.

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

Our principal executive office is located at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686 and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-K.

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

In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, our objective will be to obtain long-term capital appreciation for the Company's shareholders. As stated before, there can be no assurance that we will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, and there can be no assurance that such a transaction will result in long-term capital appreciation.

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

Results of Operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018

Revenues

During the year ended December 31, 2019 and the year ended December 31, 2018, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $55,912 during 2019 as compared to $55,646 during 2018. The flat nature of the net loss is reflective of management continuing to tightly manage controllable general and administrative (G&A) expenses, offsetting additional interest expense accrued during the year.

General and Administrative Expenses

During 2019, the Company incurred G&A expenses of $33,255, a decrease of $3,917 compared to expenses of $37,172 in 2018. G&A expenses consist of professional fees, service charges, office expenses and similar items. The decrease in G&A expenses is primarily related to lower legal and professional fees incurred.

Other Expenses

Other expenses were $3,603 during 2019, as compared to $3,303 in 2018. Other expenses primarily represent state licenses, filing fees, minimum tax expense and other taxes not based on income. Due to the Company’s limited activity, these expenses remained consistent from year-to-year.

Interest Expense

The Company incurred interest expense of $19,054 during 2019 and $15,171 during 2018, as a result of a loan from the Company’s Chairman, President, CEO and majority shareholder. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash provided by related party loans. As of December 31, 2019, we had cash and cash equivalents of $6,271 and a working capital deficit of $271,359, which includes short-term notes payable of $205,161 and other current liabilities of $72,469.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2019.

During 2019, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the years ended December 31, 2019 and December 31, 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2018	$126,950	$30,010

Additions	42,500	15,171
Cash Payments	-	-
Balance December 31, 2018	$169,450	$45,181

Additions	35,711	19,026
Cash Payments	-	-
Balance December 31, 2019	$205,161	$64,207

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

Income Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2019 and 2018, respectively.

Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2019 and 2018, the Company had no cash equivalents.

Going Concern

The Company has an accumulated deficit balance as of December 31, 2019 and net loss during the year ended December 31, 2019; the Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2020.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ridgefield Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 25, 2020

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,271	$1,684

TOTAL ASSETS	$6,271	$1,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,262	$2,500

Related party note and interest payable	269,368	214,631

TOTAL CURRENT LIABILITIES	277,630	217,131

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on December 31, 2019 and December 31, 2018	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,789,039)	(1,733,127)

TOTAL STOCKHOLDERS' DEFICIT	(271,359)	(215,447)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$6,271	$1,684

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

	Twelve Months Ended
	December 31,
	2019	2018
OPERATING EXPENSES
General and administrative expenses	$(33,255)	$(37,172)

Total Operating Expenses	(33,255)	(37,172)

OPERATING LOSS	(33,255)	(37,172)

OTHER EXPENSE
Other income (expense)	(3,603)	(3,303)
Interest expense	(19,054)	(15,171)

Total Other Expense	(22,657)	(18,474)

NET LOSS	$(55,912)	$(55,646)

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.04)

Dilutive	$(0.04)	$(0.04)

Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2019 and 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2017	1,260,773	$1,261	$1,516,419	$(1,677,481)	$(159,801)

Net loss	—	—	—	(55,646)	(55,646)

Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss				(55,912)	(55,912)

Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(55,912)	$(55,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest to related party	19,026	15,171
Increase (decrease) in accounts payable and accrued expenses	5,762	(950)

Net cash used in operating activities	$(31,124)	$(41,425)

FINANCING ACTIVITIES
Proceeds from related party note payable	35,711	42,500

Net cash provided by financing activities	$35,711	$42,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,587	1,075

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,684	609

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,271	$1,684

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At December 31, 2019, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2019 and 2018, respectively.

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2019 and 2018, the Company had no cash equivalents.

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

NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in ASC Topic 840, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company did not have any significant lease contracts and there was no impact of ASU 2016-02 to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted. The was no impact on our consolidated financial statements from the application of this accounting standard.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. During the years ended December 31, 2019 and December 31, 2018, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2018	$126,950	$30,010

Additions	42,500	15,171
Cash Payments	-	-
Balance December 31, 2018	$169,450	$45,181

Additions	35,711	19,026
Cash Payments	-	-
Balance December 31, 2019	$205,161	$64,207

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

At December 31, 2019 and December 31, 2018, we owed BKF $2,800 and $2,500, respectively. There were no payments made during either year.

NOTE 3 - INCOME TAXES

Income tax provision (benefit) consists of the following for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
INCOME TAX PROVISION (BENEFIT):
Current
Federal	$-	$-
State, net of federal benefit	-	-
Valuation Allowance	-	-
Total current	-	-
Deferred:
Federal	(11,658)	(11,811)
State, net of federal benefit	(5,239)	(3,755)
Valuation Allowance	16,897	15,566
Total deferred	-	-
Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Years Ended December 31,
	2019		2018
	$	%	$	%
Federal income tax provision (benefit) at statutory rate	$(11,742)	21.0%	$(11,686)	21.0%
State tax expense net of federal tax benefit	(5,239)	9.4%	(3,755)	6.8%
Nondeductible expenses	84	(0.1)%	58	(0.1)%
Return-to-provision adjustments			(183)	0.3%
Change in valuation allowance	16,897	(30.3)%	15,566	(28.0)%
Income tax provision (benefit)	$-	0.0%	$-	0.0%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Years Ended December 31,
	2019	2018
DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$177,012	$165,531
Accruals	18,759	13,343
Total deferred tax assets	$195,771	$178,874
Valuation allowance	(195,771)	(178,874)
Net deferred tax assets	$-	$-

At December 31, 2019, the Company has a federal net operating loss carry-forward of $704,589 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2020 and 2037, with the exception of $76,751 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2019, the Company has a state net operating loss carry-forward of $415,950 available to offset future state taxable income. The Company’s remaining state net operating loss carry-forward will expire between 2028 and 2039. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, cumulative losses, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2019.

The valuation allowance at December 31, 2019 was $195,771, an increase of $16,897 from December 31, 2018 when the balance was $178,874. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the top U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

U.S. federal income tax returns after 2015 remain open to examination. Generally, state income tax returns after 2013 remain open to examination. No income tax returns are currently under examination. As of December 31, 2019, and December 31, 2018, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2019 and December 31, 2018, there were no penalties or interest recorded in income tax expense.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2019, the Company's procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2019. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	54	Chairman, Chief Executive Officer and President
Leonard A. Hagan	68	Director

Steven N. Bronson. Mr. Bronson has served as a director of the Company since June 1996, and is the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson has over 35 years of business and entrepreneurial experience. His successful background in investment banking and principal investing has led to him taking executive positions in several companies. Mr. Bronson became the Chief Executive Officer and Chairman of the board of directors of Interlink Electronics, Inc. (OTCPink: LINK) in July 2010, and added the role of President in March 2011. Interlink is a global trusted advisor and technology partner in the advancing world of human-machine interface (HMI) and force-sensing technologies.

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

Leonard A. Hagan. Mr. Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a Certified Public Accountant and has been a partner of Hagan & Burns CPAs PC (H&B) since its inception in January 1993. Prior to forming H&B, he conducted business for three years as a sole practitioner, Leonard A. Hagan CPA, as well as a partner for three years with Bernstein, Bernstein & Hagan CPAs. His securities industry experience came from working for three years with Credit Suisse (now Credit Suisse First Boston). At Credit Suisse, he was an assistant treasurer, responsible for conducting basic accounting research. Prior to this, he was a staff accountant at Ernst & Whinney/S.D. Leidesdorf for 6 years. Mr. Hagan received a Bachelor’s of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan also holds a Series 27 license and is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Spoke Real Estate Financial, LLCand Core Financial, LLC. Mr. Hagan is also a director of Qualstar Corporation and BKF Capital Group, Inc., both publicly traded corporations.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2019, the Board of Directors held no meetings. Any business requiring Board action was conducted via unanimous written consent procedures. In view of the Company's lack of operations, during the year ended December 31, 2019, the Board of Directors did not form any committees. During the year ended December 31, 2019, all of the directors then in office attended 100% of the total number of meetings and written consent resolutions of the Board of Directors.

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

Audit Committee

In view of the Company's lack of operations, the Board of Directors did not form an Audit Committee. Instead, the full Board of Directors assumes the responsibilities of an Audit Committees., The full Board consists of Steven N. Bronson and Leonard A. Hagan. The Audit Committee related functions of the Board are the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The Board also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. The Board does not meet on a regular basis, but only as circumstances require. Due the size of the Company and its lack of current operations, the Board has not designated a financial expert.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

During the years ended December 31, 2019 and December 31, 2018, no compensation was paid to our officers or directors. None of our officers or directors held any unexercised stock options, unvested stock or equity incentive plan awards as of December 31, 2019.

On March 28, 2006, the Company entered into an employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company. The agreement provides that Mr. Bronson will not receive a salary; however, the Board of Directors in its discretion may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson's employment agreement automatically renewed for the one-year period ending March 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 25, 2020 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) the sole executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686.

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

		Number of		Percent
Name and Address	Company Position	Shares owned		of class
Steven N. Bronson	Chairman, CEO and President	1,038,004	¹	82.3%

Leonard A. Hagan	Director	40,000		3.2%

All directors and executive officers a group (2 persons)		1,078,184		85.5%

___________________

¹ This amount also includes 711 shares of common stock owned by Mr. Bronson's spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company maintains an administrative office at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, which serves as its principal office.

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective June 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in Thousand Oaks, California, at his own expense.

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2019, the aggregate principal loan balance amounted to $205,161 and such loans have accrued interest of $64,207 through December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered to us by our independent registered public accounting firms during the fiscal years ended December 31, 2019 and 2018.

	2019		2018
Fees Incurred:
Audit Fees¹		$16,000		$16,000
Audit-Related Fees³	$		$
Tax Fees³	$		$
All Other Fees	$		$
Total Fees Incurred		$16,000		$16,000

Cash Payments
Audit Fees¹		$13,500		$16,000
Audit-Related Fees²	$		$
Tax Fees³	$		$
All Other Fees	$		$
Total Cash Payments		$13,500		$16,000

1	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

2	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements. Audit-related fees for 2016 and 2017 also included fees for professional services rendered in connection with the transition of our independent registered public accounting firm.

3	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.

During the years ended December 31, 2019 and December 31, 2018, there were no other professional services provided by MaloneBailey, LLP that would have required the Board of Directors to consider their compatibility with maintaining independence.

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

3.       Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company's Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company's Schedule 14A filed on May 26, 2006.

10.1	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.2	Revolving Promissory Note, dated as of December 31, 2016, between the Company and Steven N. Bronson.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.

16.1	Letter to the Securities and Exchange Commission from Anton & Chia, LLP dated March 6, 2018, incorporated by reference to Form 8-K reporting an event of February 27, 2018 as Exhibit 16.1.

21.1*	Subsidiaries of the Registrant

31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

Dated: February 25, 2020

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
February 25, 2020

/s/ Leonard Hagan

Leonard Hagan
Director
February 25, 2020