Form 10-Q
period 2020-03-31
RIDGEFIELD ACQUISITION CORP
filed 2020-05-12
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I: Item 1.	FINANCIAL INFORMATION Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,554	$6,271

TOTAL ASSETS	$10,554	$6,271

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$—	$5,462
Accrued expenses – related party	2,800	2,800
Related party note and interest payable	304,648	269,368

TOTAL CURRENT LIABILITIES	307,448	277,630

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on March 31, 2020 and December 31, 2019	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,814,574)	(1,789,039)

TOTAL STOCKHOLDERS' DEFICIT	(296,894)	(271,359)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$10,554	$6,271

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

OPERATING EXPENSES
General and administrative expenses	$(18,830)	$(15,309)

Total Operating Expenses	$(18,830)	$(15,309)

OPERATING LOSS	$(18,830)	$(15,309)

OTHER EXPENSE
Other expense	$(1,425)	(1,425)
Interest expense	(5,280)	(4,449)

Total Other Expense	(6,705)	(5,874)

NET LOSS	$(25,535)	$(21,183)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.02)

Dilutive	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2020 and 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss				(21,183)	(21,183)

Balance, March 31, 2019	1,260,773	$1,261	$1,516,419	$(1,754,310)	$(236,630)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss				(25,535)	(25,535)

Balance, March 31, 2020	1,260,773	$1,261	$1,516,419	$(1,814,574)	$(296,894)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(25,535)	$(21,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest – related party	5,280	4,120
Increase in accrued expenses – related party	—	300
Increase (decrease) in accounts payable and accrued expenses	(5,462)	5,999

Net cash used in operating activities	$(25,717)	$(10,764)

FINANCING ACTIVITIES
Proceeds from related party note payable	30,000	16,000

Net cash provided by financing activities	$30,000	$16,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,283	5,236

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,271	1,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,554	$6,920

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At March 31, 2020, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2019 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc., on a month to month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective June 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc., and leased an administrative office from an unrelated party on a month-to-month basis for a minimum of $10 per month. Additional charges, if any, are based upon services provided by the lessor.

At both March 31, 2020 and December 31, 2019, we owed BKF $2,800 for this previous arrangement. There were no payments made to BKF during the three months ended March 31, 2020.

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the quarters ended March 31, 2020 and March 31, 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2020	$205,161	$64,207

Additions	30,000	5,280
Cash Payments	-	-
Balance March 31, 2020	$235,161	$69,487

Balance January 1, 2019	$169,450	$45,181

Additions	16,000	4,420
Cash Payments	-	-
Balance March 31, 2019	$185,450	$49,601

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three-months ended March 31, 2020 and 2019 we earned no revenues.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in these critical accounting policies since December 31, 2019.

Results of Operations

Revenues

During the three months ended March 31, 2020 and the three months ended March 31, 2019, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $25,535 during the three months ended March 31, 2020 as compared to $21,183 during the three months ended March 31, 2019. Because the Company’s operations are primarily administrative, the increase in net loss relates almost entirely to additional interest expense and additional G&A expenses.

General and Administrative Expenses

During the three months ended March 31, 2020, the Company incurred general and administrative (G&A) expenses of $18,830, an increase of $3,521 compared to G&A expenses of $15,309 during the three months ended March 31, 2019. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase in largely attributable to increased costs related to compliance and expenses of being a public company. Most of our professional fees, including those incurred for public company compliance, are incurred in the first quarter, thus later quarters in 2020 are expected to show less G&A expenses when compared to the quarter ended March 31, 2020.

Other Expenses

Other expenses increased to $6,705 during the three months ended March 31, 2020, as compared to $5,874 during the three months ended March 31, 2019. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $5,280 during the three months ended March 31, 2020 and $4,449 during the three months ended March 31, 2019, as a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of March 31, 2020, we had cash and cash equivalents of $10,554 and a working capital deficit of $296,894, which includes short-term indebtedness of $235,161 and related accrued interest of $69,487.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2020.

During the three months ended March 31, 2020, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the three months ended March 31, 2020 and 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest

Balance January 1, 2020	$205,161	$64,207

Additions	30,000	5,280
Cash Payments	-	-
Balance March 31, 2020	$235,161	$69,487

Balance January 1, 2019	$169,450	$45,181

Additions	16,000	4,420
Cash Payments	-	-
Balance March 31, 2019	$185,450	$49,601

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

The Company is currently in discussions with Mr. Bronson to amend the note agreement to increase the $250,000 cap, capitalize a portion of the outstanding principal, or both. From April 1, 2020 through May 12, 2020, there have been no additional borrowings or payments on the note.

Economy and Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. While we do not expect the coronavirus to impact our operations, it could impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2020, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2020 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company's Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company's Schedule 14A filed on May 26, 2006.

31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2020

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer