Form 10-Q
period 2020-06-30
RIDGEFIELD ACQUISITION CORP
filed 2020-08-04
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

 i

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,896	$6,271

TOTAL ASSETS	$4,896	$6,271

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$885	$5,462
Accrued expenses – related party	2,800	2,800
Related party note and interest payable	310,511	269,368

TOTAL CURRENT LIABILITIES	314,196	277,630

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on June 30, 2020 and December 31, 2019	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,826,980)	(1,789,039)

TOTAL STOCKHOLDERS' DEFICIT	(309,300)	(271,359)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$4,896	$6,271

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING EXPENSES
General and administrative expenses	$(6,543)	$(5,337)	$(25,373)	$(20,646)

Total Operating Expenses	(6,543)	(5,337)	(25,373)	(20,646)

OPERATING LOSS	(6,543)	(5,337)	(25,373)	(20,646)

OTHER EXPENSE
Other expense	—	(550)	(1,425)	(1,975)
Interest expense	(5,863)	(4,688)	(11,143)	(9,173)

Total Other Expense	(5,863)	(5,238)	(12,568)	(11,112)

NET LOSS	$(12,406)	$(10,575)	$(37,941)	$(31,758)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Dilutive	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss				(21,183)	(21,183)

Balance, March 31, 2019	1,260,773	$1,261	$1,516,419	$(1,754,310)	$(236,630)

Net loss				(10,575)	(10,575)

Balance, June 30, 2019	1,260,773	$1,261	$1,516,419	$(1,764,885)	$(247,205)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss				(25,535)	(25,535)

Balance, March 31, 2020	1,260,773	$1,261	$1,516,419	$(1,814,574)	$(296,894)

Net loss				(12,406)	(12,406)

Balance, June 30, 2020	1,260,773	$1,261	$1,516,419	$(1,826,980)	$(309,300)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(37,941)	$(31,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest – related party	11,143	9,109
Increase (decrease) in accounts payable and accrued expenses	(4,577)	760

Net cash used in operating activities	$(31,375)	$(21,889)

FINANCING ACTIVITIES
Proceeds from related party note payable	30,000	22,000

Net cash provided by financing activities	$30,000	$22,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,375)	111

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,271	1,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,896	$1,795

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$28
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At June 30, 2020, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2019 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

At both June 30, 2020 and December 31, 2019, we owed BKF $2,800 for this previous arrangement. There were no payments made to BKF during the six months ended June 30, 2020.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued
(unaudited)

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the six months ended June 30, 2020 and June 30, 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	30,000	11,143
Cash Payments	-	-
Balance June 30, 2020	$235,161	$75,350

Balance January 1, 2019	$169,450	$45,181

Additions	22,000	9,109
Cash Payments	-	-
Balance June 30, 2019	$191,450	$54,290

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the six-months ended June 30, 2020 and 2019 we earned no revenues.

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

Results of Operations

Revenues

During the three months ended June 30, 2020 and the three months ended June 30, 2019, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $12,406 during the three months ended June 30, 2020 as compared to $10,575 during the three months ended June 30, 2019.

During the six months ended June 30, 2020 and the six months ended June 30, 2019, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $37,941 during the six months ended June 30, 2020 as compared to $31,758 during the six months ended June 30, 2019.

Because the Company’s operations are primarily administrative, the increase in net loss relates entirely to additional interest expense and general and administrative (G&A) expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items. During the three months ended June 30, 2020, the Company incurred G&A expenses of $6,543, an increase of $1,206 compared to G&A expenses of $5,337 during the three months ended June 30, 2019. During the six months ended June 30, 2020, the Company incurred G&A expenses of $25,373, compared to G&A expenses of $20,646 during the six months ended June 30, 2019. The increase of $4,727 is largely attributable to increased costs related to compliance and expenses of being a public company. During 2020 we saw an increase in compliance costs related to filing SEC forms, as well as other related costs such as legal and audit fees.

Most of our professional fees, including those incurred for public company compliance, are incurred in the first quarter, thus the second half of 2020 is expected to show less G&A expenses when compared to the six months ended June 30, 2020.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. Other expenses increased to $5,863 during the three months ended June 30, 2020, as compared to $5,238 during the three months ended June 30, 2019. Other expenses totaled $12,568 during the six months ended June 30, 2020, as compared to $11,112 during the six months ended June 30, 2019. The increase related primarily to interest expense, offset partially by reduced franchise tax expense.

The Company incurred net interest expense of $5,863 during the three months ended June 30, 2020 and $4,688 during the three months ended June 30, 2019, as a result of a loan from the President of the Company. Net interest expense was $11,143 during the six months ended June 30, 2020 versus $9,173 during the six months ended June 30, 2019. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and loans. As of June 30, 2020, we had cash and cash equivalents of $4,896 and a working capital deficit of $309,300, which includes short-term indebtedness of $235,161 and related accrued interest of $75,350. Current liabilities also includes related party accrued expenses of $2,800, leaving $4,011 in net positive working capital when related parties are excluded.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2020.

During the six months ended June 30, 2020, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the six months ended June 30, 2020 and 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	30,000	11,143
Cash Payments	-	-
Balance June 30, 2020	$235,161	$75,350

Balance January 1, 2019	$169,450	$45,181

Additions	22,000	9,109
Cash Payments	-	-
Balance June 30, 2019	$191,450	$54,290

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

The Company is currently in discussions with Mr. Bronson to amend the note agreement to increase the $250,000 cap, capitalize a portion of the outstanding principal, or both. From July 1, 2020 through August 4, 2020, there have been no additional borrowings or payments on the note.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2020, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2020 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: August 4, 2020

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer