Form 10-Q
period 2020-09-30
RIDGEFIELD ACQUISITION CORP
filed 2020-10-29
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29 2020, the registrant had 1,260,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I: Item 1.	FINANCIAL INFORMATION Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,003	$6,271

TOTAL ASSETS	$4,003	$6,271

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11	$5,462
Accrued expenses – related party	2,800	2,800
Related party note and interest payable	326,479	269,368

TOTAL CURRENT LIABILITIES	329,290	277,630

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on September 30, 2020 and December 31, 2019	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,842,967)	(1,789,039)

TOTAL STOCKHOLDERS' DEFICIT	(325,287)	(271,359)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$4,003	$6,271

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING EXPENSES
General and administrative expenses	$(9,506)	$(7,007)	$(34,879)	$(27,653)

Total Operating Expenses	(9,506)	(7,007)	(34,879)	(27,653)

OPERATING LOSS	(9,506)	(7,007)	(34,879)	(27,653)

OTHER EXPENSE
Other expense	(480)	(200)	(1,905)	(2,175)
Interest expense	(6,001)	(4,893)	(17,144)	(14,030)

Total Other Expense	(6,481)	(5,093)	(19,049)	(16,205)

NET LOSS	$(15,987)	$(12,100)	$(53,928)	$(43,858)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Dilutive	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773	1,260,773	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss				(21,183)	(21,183)

Balance, March 31, 2019	1,260,773	$1,261	$1,516,419	$(1,754,310)	$(236,630)

Net loss				(10,575)	(10,575)

Balance, June 30, 2019	1,260,773	$1,261	$1,516,419	$(1,764,885)	$(247,205)

Net loss				(12,100)	(12,100)

Balance, September 30, 2019	1,260,773	$1,261	$1,516,419	$(1,776,985)	$(259,305)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss				(25,535)	(25,535)

Balance, March 31, 2020	1,260,773	$1,261	$1,516,419	$(1,814,574)	$(296,894)

Net loss				(12,406)	(12,406)

Balance, June 30, 2020	1,260,773	$1,261	$1,516,419	$(1,826,980)	$(309,300)

Net loss				(15,987)	(15,987)

Balance, September 30, 2020	1,260,773	$1,261	$1,516,419	$(1,842,967)	$(325,287)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(53,928)	$(43,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest – related party	17,111	14,002
Increase (decrease) in accounts payable and accrued expenses	(5,451)	961

Net cash used in operating activities	$(42,268)	$(28,895)

FINANCING ACTIVITIES
Proceeds from related party note payable	40,000	28,000

Net cash provided by financing activities	$40,000	$28,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,268)	(895)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,271	1,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,003	$789

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$33	$28
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At September 30, 2020, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2019 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

At both September 30, 2020 and December 31, 2019, we owed BKF $2,800 for this previous arrangement. There were no payments made to BKF during the nine months ended September 30, 2020.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

 Notes to Consolidated Financial Statements -- continued

 (unaudited)

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the nine months ended September 30, 2020 and September 30, 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	40,000	17,111
Cash Payments	-	-
Balance September 30, 2020	$245,161	$81,318

Balance January 1, 2019	$169,450	$45,181

Additions	28,000	14,002
Cash Payments	-	-
Balance September 30, 2019	$197,450	$59,183

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the nine-months ended September 30, 2020 and 2019 we earned no revenues.

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

Results of Operations

Revenues

During the three months ended September 30, 2020 and the three months ended September 30, 2019, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $15,987 during the three months ended September 30, 2020 as compared to $12,100 during the three months ended September 30, 2019.

During the nine months ended September 30, 2020 and the nine months ended September 30, 2019, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $53,928 during the nine months ended September 30, 2020 as compared to $43,858 during the nine months ended September 30, 2019.

Because the Company’s operations are primarily administrative, the increase in net loss relates entirely to additional interest expense and general and administrative (G&A) expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items. During the three months ended September 30, 2020, the Company incurred G&A expenses of $9,506, an increase of $2,499 compared to G&A expenses of $7,007 during the three months ended September 30, 2019. During the nine months ended September 30, 2020, the Company incurred G&A expenses of $34,879, compared to G&A expenses of $27,653 during the nine months ended September 30, 2019. The increase of $7,226 is largely attributable to increased costs related to compliance and expenses of being a public company. During 2020 we saw an increase in compliance costs related to filing SEC forms, as well as other related costs such as legal and audit fees.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. Other expenses increased to $6,481 during the three months ended September 30, 2020, as compared to $5,093 during the three months ended September 30, 2019. Other expenses totaled $19,049 during the nine months ended September 30, 2020, as compared to $16,205 during the nine months ended September 30, 2019. The increase related primarily to interest expense, offset partially by reduced franchise tax expense.

The Company incurred net interest expense of $6,001 during the three months ended September 30, 2020 and $4,893 during the three months ended September 30, 2019. Substantially all of this is a result of a loan from the President of the Company. Net interest expense was $17,144 during the nine months ended September 30, 2020 versus $14,030 during the nine months ended September 30, 2019. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and loans. As of September 30, 2020, we had cash and cash equivalents of $4,003 and a working capital deficit of $325,287, which includes short-term indebtedness of $245,161 and related accrued interest of $81,318. Current liabilities also include related party accrued expenses of $2,800, leaving $3,992 in net positive working capital when related parties are excluded.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2020.

During the nine months ended September 30, 2020, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement is a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the nine months ended September 30, 2020 and 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	40,000	17,111
Cash Payments	-	-
Balance September 30, 2020	$245,161	$81,318

Balance January 1, 2019	$169,450	$45,181

Additions	28,000	14,002
Cash Payments	-	-
Balance September 30, 2019	$197,450	$59,183

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

The Company is currently in discussions with Mr. Bronson to amend the note agreement to increase the $250,000 cap, capitalize a portion of the outstanding principal, or both. From October 1, 2020 through October 29, 2020, there have been no additional borrowings or payments on the note.

Economy and Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. While we do not expect the coronavirus to impact our operations, it could impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which remain highly uncertain and cannot be predicted with confidence.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2020, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2020 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: October 29, 2020

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer