Form 10-K
period 2020-12-31
RIDGEFIELD ACQUISITION CORP
filed 2021-03-04
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Title of Class)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $371,028 computed by reference to the closing price on that date.

As of March 3, 2021, the registrant had 1,260,773 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc. (the "JOT Transaction"). As a result of the JOT Transaction, the Company's historical business, with operations primarily involving a depaneling and routing businesses, was considered to be a "discontinued operation" and, consequently, provides no benefit to persons seeking to understand the Company's financial condition or results of operations. Following the JOT Transaction, the Company devoted its efforts to the development of a prototype micro-robotic device (the "micro-robotic device") to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company determined that it would cease the development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device were written off by the Company.

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

As of December 31, 2020, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 shares of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the years ended December 31, 2020 and December 31, 2019 we earned no revenues.

Our principal executive office is located at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-K.

Acquisition Strategy

Our plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. In seeking to arrange a merger, acquisition, business combination or other arrangement, our objective will be to obtain long-term capital appreciation for the Company's shareholders. We have not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

In many cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law to do so.

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

Competition

In connection with its Acquisition Strategy, the Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including SPACs, venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully with such entities. The Company's financial resources will be limited in comparison to those of many of its competitors. The Company's limited financial resources may compel the Company to select certain less attractive acquisition prospects.

Employees

As of March 3, 2021, the Company had 1 employee, Steven N. Bronson, who serves as the Company's Chairman, President and Chief Executive Officer but takes no salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company maintains an administrative office at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, which serves as its principal office. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in Irvine, California, at his own expense.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any legal proceedings. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our acquisition strategy develops, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is quoted on the Pink tier of the OTC Markets Group under the symbol "RDGA". The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock as reported by the OTC Markets Group. The following quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions.

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)
2020
Fourth Quarter	2.50	2.10
Third Quarter	2.50	2.50
Second Quarter	2.50	2.50
First Quarter	2.75	2.50

2019
Fourth Quarter	2.75	2.00
Third Quarter	2.50	1.51
Second Quarter	2.00	1.50
First Quarter	2.00	1.25

Holders of Record

As of March 3, 2021, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value. The Company has not issued any preferred stock.

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

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the execution of our acquisition strategy and the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future, if at all. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly “Special Note Regarding Forward-Looking Statements.”

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the twelve months ended December 31, 2020 and 2019 we earned no revenues.

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

Results of Operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019

Revenues

During the twelve months ended December 31, 2020 and the twelve months ended December 31, 2019, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $68,230 during the twelve months ended December 31, 2020 as compared to $55,912 during the twelve months ended December 31, 2019.

Because the Company’s operations are primarily administrative, the increase in net loss relates entirely to additional interest expense and general and administrative (G&A) expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items. During the twelve months ended December 31, 2020, the Company incurred G&A expenses of $42,057, compared to G&A expenses of $33,255 during the twelve months ended December 31, 2019. The increase of $8,802 is largely attributable to increased costs related to compliance and expenses of being a public company. During the twelve months ended December 31, 2020 we saw an increase in compliance costs related to filing SEC forms, as well as other related costs such as legal and audit fees.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. Other expenses increased to $26,155 during the twelve months ended December 31, 2020, as compared to $22,657 during the twelve months ended December 31, 2019. The increase related primarily to interest expense, offset partially by reduced franchise tax expense.

The Company incurred net interest expense of $23,450 during the twelve months ended December 31, 2020 versus $19,054 during the twelve months ended December 31, 2019. Substantially all of this is a result of a loan from the President of the Company. Interest expense increased consistent with the increase in the underlying principal balance.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and loans. As of December 31, 2020, we had cash and cash equivalents of $2,816 and a working capital deficit of $339,589, which includes short-term indebtedness of $251,161 and related accrued interest of $87,624. Current liabilities also include related party accrued expenses of $2,800, leaving positive working capital of $1,996 when related parties are excluded.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2020.

During the twelve months ended December 31, 2020, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement was a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. As of November 1, 2020, the Company and Mr. Bronson amended and restated the Note to allow for borrowings over the $250,000 limit. The Maximum Credit Amount is now increased to $500,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. During the twelve months ended December 31, 2020 and December 31, 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2019	$169,450	$45,181

Additions	35,711	19,026
Cash Payments	—	—
Balance December 31, 2019	$205,161	$64,207

Balance January 1, 2020	$205,161	$64,207

Additions	46,000	23,417
Cash Payments	—	—
Balance December 31, 2020	$251,161	$87,624

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

Income Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for the twelve months ended December 31, 2020 and December 31, 2019, respectively.

Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2020 and December 31, 2019, the Company had no cash equivalents.

Going Concern

The Company has an accumulated deficit balance as of December 31, 2020 and net loss during the year ended December 31, 2020. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2021.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most other countries and a high number of infections have been reported globally. While we do not expect the coronavirus to impact our operations, it could impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which remain highly uncertain and cannot be predicted with confidence.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ridgefield Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 3, 2021

PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,816	$6,271

TOTAL ASSETS	$2,816	$6,271

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$820	$5,462
Accrued expenses – related party	2,800	2,800
Related party note and interest payable	338,785	269,368

TOTAL CURRENT LIABILITIES	342,405	277,630

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 1,260,773 on December 31, 2020 and December 31, 2019	1,261	1,261
Additional paid in capital	1,516,419	1,516,419
Accumulated deficit	(1,857,269)	(1,789,039)

TOTAL STOCKHOLDERS' DEFICIT	(339,589)	(271,359)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,816	$6,271

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

	Twelve Months Ended
	December 31,
	2020	2019
OPERATING EXPENSES
General and administrative expenses	$(42,075)	$(33,255)

Total Operating Expenses	(42,075)	(33,255)

OPERATING LOSS	(42,075)	(33,255)

OTHER EXPENSE
Other expense	(2,738)	(3,631)
Interest expense	(23,417)	(19,026)

Total Other Expense	(26,155)	(22,657)

NET LOSS	$(68,230)	$(55,912)

NET LOSS PER COMMON SHARE
Basic	$(0.05)	$(0.04)

Dilutive	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,260,773	1,260,773

Dilutive	1,260,773	1,260,773

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2020 and 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2018	1,260,773	$1,261	$1,516,419	$(1,733,127)	$(215,447)

Net loss				(55,912)	(55,912)

Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss				(68,230)	(68,230)

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

See accompanying notes to these consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Twelve Months Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(68,230)	$(55,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest – related party	23,417	19,026
Increase (decrease) in accounts payable and accrued expenses	(4,642)	5,762

Net cash used in operating activities	$(49,455)	$(31,124)

FINANCING ACTIVITIES
Proceeds from related party note payable	46,000	35,711

Net cash provided by financing activities	$46,000	$35,711

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,455)	4,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,271	1,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,816	$6,271

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

At December 31, 2020, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2020 and 2019, respectively.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2020 and 2019, the Company had no cash equivalents.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

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

At both December 31, 2020 and December 31, 2019, we owed BKF $2,800 for this previous arrangement. There were no payments made to BKF during the twelve months ended December 31, 2020.

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum and are unsecured. During the twelve months ended December 31, 2020 and December 31, 2019, the Company borrowed the following amounts under the Note:

	Principal	Interest
Balance January 1, 2019	$169,450	$45,181

Additions	35,711	19,026
Cash Payments	—	—
Balance December 31, 2019	$205,161	$64,207

Balance January 1, 2020	$205,161	$64,207

Additions	46,000	23,417
Cash Payments	—	—
Balance December 31, 2020	$251,161	$87,624

NOTE 3 - INCOME TAXES

Income tax provision (benefit) consists of the following for the twelve months ended December 31, 2020 and 2019:

	Years Ended
	December 31,
	2020	2019
INCOME TAX PROVISION (BENEFIT):
Current
Federal	$—	$—
State, net of federal benefit	—	—
Valuation Allowance	—	—
Total current	—	—
Deferred:
Federal	(15,379)	(11,658)
State, net of federal benefit	2,657	(5,239)
Valuation Allowance	12,722	16,897
Total deferred	—	—
Total income tax provision (benefit)	$—	$—

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Twelve Months Ended December 31,
	2020		2019
	$	%	$	%
Federal income tax provision (benefit) at statutory rate	$(15,379)	21.0%	$(11,742)	21.0%
State tax expense net of federal tax benefit	(1,841)	2.5%	(5,239)	9.4%
Nondeductible expenses	—	0.0%	84	(0.1)%
Return-to-provision adjustments	4,498	(6.1)%	—	0.0%
Change in valuation allowance	12,722	(17.4)%	16,897	(30.3)%
Income tax provision (benefit)	$—	0.0%	$—	0.0%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Twelve Months Ended December 31,
	2020	2019
DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$187,153	$177,012
Accruals	21,340	18,759
Total deferred tax assets	$208,493	$195,771
Valuation allowance	(208,493)	(195,771)
Net deferred tax assets	$—	$—

At December 31, 2020, the Company has a federal net operating loss carry-forward of $754,402 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2020 and 2037, with the exception of $125,564 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2020, the Company has a state net operating loss carry-forward in California of $411,357 available to offset future state taxable income in that state. The Company’s remaining California net operating loss carry-forward will expire between 2028 and 2040. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

At December 31, 2020, the Company also has a state net operating loss carry-forward in Florida of $416,892 available to offset future state taxable income in that state. The Company’s remaining Florida net operating loss carry-forward will expire between 2021 and 2033. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Florida Income Tax Code. Because the Company no longer has taxable nexus in Florida, we do not expect to have taxable income there in the future. As a result, the Company permanently wrote-off the related deferred tax assets. However, since the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, cumulative losses, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2020. The valuation allowance at December 31, 2020 was $208,493, an increase of $12,722 from December 31, 2019 when the balance was $195,771.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

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

U.S. federal income tax returns after 2016 remain open to examination. Generally, state income tax returns after 2014 remain open to examination. No income tax returns are currently under examination. As of December 31, 2020, and December 31, 2019, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2020 and December 31, 2019, there were no penalties or interest recorded in income tax expense.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2020, the Company's procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm, as the Company is a smaller reporting company that is only required to provide management's report on internal control over financial reporting in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2020. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	55	Chairman, Chief Executive Officer and President
Leonard A. Hagan	69	Director

Steven N. Bronson. Mr. Bronson has served as a director of the Company since June 1996, and is the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson has over 35 years of business and entrepreneurial experience. His successful background in investment banking and principal investing has led to him taking executive positions in several companies. Mr. Bronson became the Chief Executive Officer and Chairman of the board of directors of Interlink Electronics, Inc. (OTCMKTS: LINK) in July 2010, and added the role of President in March 2011. Interlink is a global trusted advisor and technology partner in the advancing world of human-machine interface (HMI) and force-sensing technologies.

In July 2013, Mr. Bronson assumed the positions of President and Chief Executive Officer of Qualstar Corporation (OTCMKTS: QBAK), a high-quality tape library manufacturer, and its subsidiary N2Power, a manufacturer of high efficiency power supplies for diverse electronics industries. Since October 2008, Mr. Bronson also has served as Chief Executive Officer and Chairman of BKF Capital Group, Inc. (OTCMKTS: BKFG), a publicly traded company operating through its wholly-owned subsidiaries, BKF Investment Group, Inc. and BKF Asset Holdings, Inc. since October 2008. Mr. Bronson currently holds Series 4, 7, 24, 53, 55, 63, 65, 66 and 79 licenses.

Leonard A. Hagan. Mr. Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a Certified Public Accountant and has been a partner of Hagan & Burns CPAs PC (H&B) since its inception in January 1993. Prior to forming H&B, he conducted business for three years as a sole practitioner, Leonard A. Hagan CPA, as well as a partner for three years with Bernstein, Bernstein & Hagan CPAs. His securities industry experience came from working for three years with Credit Suisse (now Credit Suisse First Boston). At Credit Suisse, he was an assistant treasurer, responsible for conducting basic accounting research. Prior to this, he was a staff accountant at Ernst & Whinney/S.D. Leidesdorf for 6 years. Mr. Hagan received a Bachelor’s of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan also holds a Series 27 license and is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Spoke Real Estate Financial, LLC and Core Financial, LLC. Mr. Hagan is also a director of Qualstar Corporation and BKF Capital Group, Inc., both publicly traded corporations.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2020, the Board of Directors held one meeting. Outside of that, any business requiring Board action was conducted via unanimous written consent procedures. In view of the Company's lack of operations, during the year ended December 31, 2020, the Board of Directors did not form any committees. During the year ended December 31, 2020, all of the directors then in office attended 100% of the total number of meetings and written consent resolutions of the Board of Directors.

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

Audit Committee

In view of the Company's lack of operations, the Board of Directors did not form an Audit Committee. Instead, the full Board of Directors assumes the responsibilities of an Audit Committee. The full Board consists of Steven N. Bronson and Leonard A. Hagan. The Audit Committee related functions of the Board are the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The Board also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. The Board does not meet on a regular basis, but only as circumstances require. Due the size of the Company and its lack of current operations, the Board has not designated a financial expert.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2020, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

During the years ended December 31, 2020 and December 31, 2019, no compensation was paid to our officers or directors. None of our officers or directors held any unexercised stock options, unvested stock or equity incentive plan awards as of December 31, 2020.

On March 28, 2006, the Company entered into an employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company. The agreement provides that Mr. Bronson will not receive a salary; however, the Board of Directors in its discretion may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson's employment agreement automatically renewed for the one-year period ending March 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 3, 2021 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) the sole executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. We have based percentage ownership of our common stock on 1,260,773 shares of our common stock outstanding as of March 3, 2021. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686.

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

The Company does not have any compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company maintains an administrative office at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, which serves as its principal office.

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc., on a month-to-month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective June 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in Irvine, California, at his own expense.

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2020, the aggregate principal loan balance amounted to $251,161 and such loans have accrued interest of $87,624 through December 31, 2020.

Given our limited operations, our Board does not have a formal policy for approval of transactions with related persons. Our Board will consider related party transactions from time to time, when such transaction are presented to the Board for its approval.

Our Board of Directors evaluates the independence of its directors pursuant to the definition of independence provided in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The Board consists of Steven N. Bronson and Leonard A. Hagan. Our Board of Directors has determined that Mr. Hagan is independent and was independent at all times during 2020 while serving on the Board. Mr. Bronson does not qualify as independent as he is a company employee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed by MaloneBailey, LLP, our independent registered public accounting firm during the fiscal years ended December 31, 2020 and December 31, 2019.

	2020	2019
Fees Incurred:
Audit Fees¹	$18,000	$16,000
Audit-Related Fees³	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Fees Incurred	$18,000	$16,000

Cash Payments
Audit Fees¹	$20,500	$13,500
Audit-Related Fees²	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Cash Payments	$20,500	$13,500

1	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

2	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements.

3	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.

During the years ended December 31, 2020 and December 31, 2019, there were no other professional services provided by MaloneBailey, LLP that would have required the Board of Directors to consider their compatibility with maintaining independence.

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

3.       Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company's Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company's Schedule 14A filed on May 26, 2006.

10.1	Employment Agreement between Ridgefield Acquisition Corp. and Steven N. Bronson, dated as of March 28, 2006, incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.17.

10.2	Revolving Promissory Note, dated as of December 31, 2016, between the Company and Steven N. Bronson, incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2017.

10.3*	Amended and Restated Revolving Promissory Note, dated as of November 1, 2020, between the Company and Steven N. Bronson.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.

21.1*	Subsidiaries of the Registrant

31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2021

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
March 3, 2021

/s/ Leonard Hagan

Leonard Hagan
Director
March 3, 2021