Form 10-Q
period 2021-03-31
RIDGEFIELD ACQUISITION CORP
filed 2021-05-06
CIK 812152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,198	$2,816
Prepaid expenses	600	—

TOTAL ASSETS	$40,798	$2,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,491	$820
Accrued expenses – related party	2,800	2,800
Related party note and interest payable	—	338,785

TOTAL LIABILITIES	7,291	342,405

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on March 31, 2021 and 1,260,773 on December 31, 2020	2,861	1,261
Additional paid in capital	1,914,819	1,516,419
Accumulated deficit	(1,884,173)	(1,857,269)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	33,507	(339,589)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$40,798	$2,816

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING EXPENSES
General and administrative expenses	$(19,622)	$(18,830)

Total Operating Expenses	(19,622)	(18,830)

OPERATING LOSS	(19,622)	(18,830)

OTHER EXPENSE
Other expense	(1,625)	(1,425)
Interest expense	(5,657)	(5,280)

Total Other Expense	(7,282)	(6,705)

NET LOSS	$(26,904)	$(25,535)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.02)

Dilutive	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	1,438,551	1,260,773

Dilutive	1,438,551	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss				(25,535)	(25,535)

Balance, March 31, 2020	1,260,773	$1,261	$1,516,419	$(1,814,574)	$(296,894)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400		400,000

Net loss				(26,904)	(26,904)

Balance, March 31, 2021	2,860,773	$2,861	$1,914,819	$(1,884,173)	$33,507

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(26,904)	$(25,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	(600)	—
Increase (decrease) in accounts payable and accrued expenses	3,671	(5,462)
Increase in accrued interest – related party	5,657	5,280

Net cash used in operating activities	$(18,176)	(25,717)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,558	—
Proceeds from related party note payable	5,000	30,000
Repayments to related party note payable	—	—

Net cash provided by financing activities	$55,558	$30,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,382	4,283

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,816	6,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,198	$10,554

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$349,442	—

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

The Company has no principal operations or revenue producing activities. The Company is pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

GOING CONCERN AND LIQUIDITY

The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources may not be adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

The Company will be dependent upon the raising of additional capital through debt or the placement of our common stock in order to implement its business plan or merge with an operating company. The officers and directors have, in the past, committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2020 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

NOTE 2	–	RELATED PARTY TRANSACTIONS

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc. (OTCMKTS: BKFG), on a month to month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective June 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc., and leased an administrative office from an unrelated party on a month-to-month basis for a minimum of $10 per month. Additional charges, if any, are based upon services provided by the lessor.

At both March 31, 2021 and December 31, 2020, we owed BKF $2,800 for this previous arrangement. There were no payments made to BKF during the three months ended March 31, 2021, however the Company paid the full balance due to BKF on April 19, 2021, subsequent to the date of these financial statements.

Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder has previously loaned the Company money to fund working capital needs to pay operating expenses. The loan was repayable upon demand and accrued interest at the rate of 10% per annum. The loan was not secured.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements -- continued

(unaudited)

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the loan and paying $50,558 in cash.

During the three months ended March 31, 2020 and March 31, 2021, the following amounts were payable under the loan:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	30,000	5,280
Cash Payments	—	—
Balance March 31, 2020	$235,161	$69,487

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

NOTE 3	–	STOCKHOLDERS' EQUITY (DEFICIT)

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to its President and Chief Executive Officer, Steven N. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under a Revolving Promissory Note, dated as of December 31, 2016, made by the Company in favor of Mr. Bronson, as amended to date, and paying $50,558 in cash.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended March 31, 2021 and 2020 we earned no revenues.

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

In some cases, management of the Company will have the authority to undertake acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law to do so.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in these critical accounting policies since December 31, 2020.

Results of Operations

Revenues

During the three months ended March 31, 2021 and the three months ended March 31, 2020, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $26,904 during the three months ended March 31, 2021 as compared to $25,535 during the three months ended March 31, 2020. Because the Company’s operations are primarily administrative, the increase in net loss relates almost entirely to additional interest expense and additional general and administrative (G&A) expenses.

General and Administrative Expenses

During the three months ended March 31, 2021, the Company incurred G&A expenses of $19,622, an increase of $792 compared to G&A expenses of $18,830 during the three months ended March 31, 2020. G&A expenses consist of professional fees, service charges, office expenses and similar items. The increase is largely attributable to increased costs related to compliance and expenses of being a public company. Most of our professional fees, including those incurred for public company compliance, are incurred in the first quarter, thus later quarters in 2021 are expected to show less G&A expenses when compared to the quarter ended March 31, 2021.

Other Expenses

Other expenses increased to $7,282 during the three months ended March 31, 2021, as compared to $6,705 during the three months ended March 31, 2020. Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. The Company incurred net interest expense of $5,657 during the three months ended March 31, 20201 and $5,280 during the three months ended March 31, 2020, as a result of a loan from the President of the Company. The increase in interest expense is consistent with the increase in the underlying principal balance. This loan was cancelled on March 26, 2021 and the Company does not expect to incur significant interest expense during the remainder of 2021.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of March 31, 2021, we had cash and cash equivalents of $40,198 and working capital of $33,507.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2021.

During the three months ended March 31, 2021, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement was a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. As of November 1, 2020, the Company and Mr. Bronson amended and restated the Note to allow for borrowings over the $250,000 limit. The maximum credit amount was increased to $500,000. Borrowings under the Note (plus any accrued interest) incurred interest at a rate of 10% per annum.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the Note and paying $50,558 in cash.

During the three months ended March 31, 2021 and 2020, the following amounts were payable under the Note:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	30,000	5,280
Cash Payments	—	—
Balance March 31, 2020	$235,161	$69,487

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

While the cash received from the issuance of Common Stock will satisfy the Company's immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Economy and Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. COVID-19 was declared a “pandemic” in March 2020 by the World Health Organization. Although we have not experienced a significant impact to our operations from COVID-19, it could impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2021, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2021 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: May 6, 2021

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

