Form 10-Q
period 2021-06-30
RIDGEFIELD ACQUISITION CORP
filed 2021-08-12
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 11, 2021, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,577	$2,816
Prepaid expenses	400	—

TOTAL ASSETS	$25,977	$2,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$743	$820
Accrued expenses - related party	—	2,800
Related party note and interest payable	—	338,785

TOTAL LIABILITIES	743	342,405

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on June 30, 2021 and 1,260,773 on December 31, 2020	2,861	1,261
Additional paid in capital	1,914,819	1,516,419
Accumulated deficit	(1,892,446)	(1,857,269)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	25,234	(339,589)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$25,977	$2,816

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative expenses	$(8,050)	$(6,543)	$(27,672)	$(25,373)

Total Operating Expenses	(8,050)	(6,543)	(27,672)	(25,373)

OPERATING LOSS	(8,050)	(6,543)	(27,672)	(25,373)

OTHER EXPENSE
Other expense	(200)	—	(1,825)	(1,425)
Interest expense	(23)	(5,863)	(5,680)	(11,143)

Total Other Expense	(223)	(5,863)	(7,505)	(12,568)

NET LOSS	$(8,273)	$(12,406)	$(35,177)	$(37,941)

NET LOSS PER COMMON SHARE
Basic	$—	$(0.01)	$(0.02)	$(0.03)

Dilutive	$—	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,860,773	1,260,773	2,153,591	1,260,773

Dilutive	2,860,773	1,260,773	2,153,591	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss				(25,535)	(25,535)

Balance, March 31, 2020	1,260,773	$1,261	$1,516,419	$(1,814,574)	$(296,894)

Net loss				(12,406)	(12,406)

Balance, June 30, 2020	1,260,773	$1,261	$1,516,419	$(1,826,980)	$(309,300)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400		400,000

Net loss				(26,904)	(26,904)

Balance, March 31, 2021	2,860,773	$2,861	$1,914,819	$(1,884,173)	$33,507

Net loss				(8,273)	(8,273)

Balance, June 30, 2021	2,860,773	$2,861	$1,914,819	$(1,892,446)	$25,234

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(35,177)	$(37,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	(400)	—
(Decrease) in accounts payable and accrued expenses	(77)	(4,577)
(Decrease) in accounts payable – related party	(2,800)	—
Increase in accrued interest – related party	5,657	11,143

Net cash used in operating activities	$(32,797)	$(31,375)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,558	—
Proceeds from related party note payable	5,000	30,000
Repayments to related party note payable	—	—

Net cash provided by financing activities	$55,558	$30,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,761	(1,375)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,816	6,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,577	$4,896

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$23	$—
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$349,442	—

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2020 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for either the three-month or six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

During the three-months ended June 30, 2021, we paid BKF the full amount owed of $2,800 for this previous arrangement. There are no amounts payable to or receivable from BKF at June 30, 2021.

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

During the six months ended June 30, 2020 and June 30, 2021, the following amounts were payable under the loan:

	Principal	Interest

Balance January 1, 2020	$205,161	$64,207

Additions	30,000	11,143
Cash Payments	—	—
Balance June 30, 2020	$235,161	$75,350

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance June 30, 2021	$—	$—

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the six months ended June 30, 2021 and 2020 we earned no revenues.

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

In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, our objective will be to obtain long-term capital appreciation for the Company’s shareholders. There can be no assurance that we will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

Results of Operations

Revenues

During the three months ended June 30, 2021 and the three months ended June 30, 2020, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $8,273 during the three months ended June 30, 2021 as compared to $12,406 during the three months ended June 30, 2020.

During the six months ended June 30, 2021 and the six months ended June 30, 2020, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $35,177 during the six months ended June 30, 2021 as compared to $37,941 during the six months ended June 30, 2020.

Because the Company’s operations are primarily administrative, the reduction in net loss relates almost entirely to reduced interest expense , offset slightly by additional general and administrative (G&A) expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended June 30, 2021, the Company incurred G&A expenses of $8,050, an increase of $1,507 compared to G&A expenses of $6,543 during the three months ended June 30, 2020. During the six months ended June 30, 2021, the Company incurred G&A expenses of $27,672, compared to G&A expenses of $25,373 during the six months ended June 30, 2020. The increase of $2,299 is largely attributable to increased costs related to compliance and expenses of being a public company. During 2021 we saw an increase in compliance costs related to filing SEC forms, as well as other related costs such as legal and audit fees. Most of our professional fees, including those incurred for public company compliance, are incurred in the first half of the year, thus later quarters in 2021 are expected to show less G&A expenses when compared to the six months ended June 30, 2021.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. Other expenses decreased to $223 during the three months ended June 30, 2021, as compared to $5,863 during the three months ended June 30, 2020. Other expenses totaled $7,505 during the six months ended June 30, 2021, as compared to $12,568 during the six months ended June 30, 2020. The decrease relates primarily to interest expense. The Company incurred net interest expense of $5,863 during the three months ended June 30, 2020 and none during the three months ended June 30, 2021, as a result of a loan from the President of the Company. The loan was cancelled on March 26, 2021 and the Company does not expect to incur significant interest expense during the remainder of 2021.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of June 30, 2021, we had cash and cash equivalents of $25,577 and working capital of $25,234.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2021.

Historically, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement was a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. As of November 1, 2020, the Company and Mr. Bronson amended and restated the Note to allow for borrowings over the $250,000 limit. The maximum credit amount was increased to $500,000. Borrowings under the Note (plus any accrued interest) incurred interest at a rate of 10% per annum.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the Note and paying $50,558 in cash.

During the six months ended June 30, 2021 and 2020, the following amounts were payable under the Note:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	30,000	11,143
Cash Payments	—	—
Balance June 30, 2020	$235,161	$75,350

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance June 30, 2021	$—	$—

While the cash received from the issuance of Common Stock will satisfy the Company’s immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Economy and Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it eventually spread to several other countries. COVID-19 was declared a “pandemic” in March 2020 by the World Health Organization. Although we have not experienced a significant impact to our operations from COVID-19, it could still impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2021, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company’s Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company’s Schedule 14A filed on May 26, 2006.

31*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith
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

Dated: August 11, 2021

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer