Form 10-Q
period 2021-09-30
RIDGEFIELD ACQUISITION CORP
filed 2021-10-28
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,435	$2,816
Prepaid expenses	200	—

TOTAL ASSETS	$14,635	$2,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,432	$820
Accrued expenses - related party	—	2,800
Related party note and interest payable	—	338,785

TOTAL LIABILITIES	1,432	342,405

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on September 30, 2021 and 1,260,773 on December 31, 2020	2,861	1,261
Additional paid in capital	1,914,819	1,516,419
Accumulated deficit	(1,904,477)	(1,857,269)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,203	(339,589)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$14,635	$2,816

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative expenses	$(11,351)	$(9,506)	$(39,023)	$(34,879)

Total Operating Expenses	(11,351)	(9,506)	(39,023)	(34,879)

OPERATING LOSS	(11,351)	(9,506)	(39,023)	(34,879)

OTHER EXPENSE
Other expense	(680)	(480)	(2,505)	(1,905)
Interest expense	—	(6,001)	(5,680)	(17,144)

Total Other Expense	(680)	(6,481)	(8,185)	(19,049)

NET LOSS	$(12,031)	$(15,987)	$(47,208)	$(53,928)

NET LOSS PER COMMON SHARE
Basic	$—	$(0.01)	$(0.02)	$(0.04)

Dilutive	$—	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,860,773	1,260,773	2,391,909	1,260,773

Dilutive	2,860,773	1,260,773	2,391,909	1,260,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Nine months Ended September 30, 2021 and 2020

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss				(25,535)	(25,535)

Balance, March 31, 2020	1,260,773	$1,261	$1,516,419	$(1,814,574)	$(296,894)

Net loss				(12,406)	(12,406)

Balance, June 30, 2020	1,260,773	$1,261	$1,516,419	$(1,826,980)	$(309,300)

Net loss				(15,987)	(15,987)

Balance, September 30, 2020	1,260,773	$1,261	$1,516,419	$(1,842,967)	$(325,287)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400		400,000

Net loss				(26,904)	(26,904)

Balance, March 31, 2021	2,860,773	$2,861	$1,914,819	$(1,884,173)	$33,507

Net loss				(8,273)	(8,273)

Balance, June 30, 2021	2,860,773	$2,861	$1,914,819	$(1,892,446)	$25,234

Net loss				(12,031)	(12,031)

Balance, September 30, 2021	2,860,773	$2,861	$1,914,819	$(1,904,477)	$13,203

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine months Ended
	September 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(47,208)	$(53,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	(200)	—
Increase (Decrease) in accounts payable and accrued expenses	612	(5,451)
(Decrease) in accounts payable – related party	(2,800)	—
Increase in accrued interest – related party	5,657	17,111

Net cash used in operating activities	$(43,939)	$(42,268)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,558	—
Proceeds from related party note payable	5,000	40,000

Net cash provided by financing activities	$55,558	$40,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,619	(2,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,816	6,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,435	$4,003

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$23	$33
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$349,442	—

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2020 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for either the three-month or nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

In April 2021, we paid BKF the full amount owed of $2,800 for this previous arrangement. There are no amounts payable to or receivable from BKF at September 30, 2021.

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

During the nine months ended September 30, 2020 and September 30, 2021, the following amounts were payable under the loan:

	Principal	Interest

Balance January 1, 2020	$205,161	$64,207

Additions	40,000	17,111
Cash Payments	—	—
Balance September 30, 2020	$245,161	$81,318

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance September 30, 2021	$—	$—

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the nine months ended September 30, 2021 and 2020 we earned no revenues.

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

Results of Operations

Revenues

During the three months ended September 30, 2021 and the three months ended September 30, 2020, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $12,031 during the three months ended September 30, 2021 as compared to $15,987 during the three months ended September 30, 2020.

During the nine months ended September 30, 2021 and the nine months ended September 30, 2020, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $47,208 during the nine months ended September 30, 2021 as compared to $53,928 during the nine months ended September 30, 2020.

Because the Company’s operations are primarily administrative, the reduction in net loss relates almost entirely to reduced interest expense , offset slightly by additional general and administrative (G&A) expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended September 30, 2021, the Company incurred G&A expenses of $11,351, an increase of $1,845 compared to G&A expenses of $9,506 during the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company incurred G&A expenses of $39,023, compared to G&A expenses of $34,879 during the nine months ended September 30, 2020. The increase of $4,144 is largely attributable to increased costs related to compliance and expenses of maintaining our status as a public company. During 2021 we saw an increase in compliance costs related to filing SEC reports, as well as other related costs such as legal and audit fees. Most of our professional fees, including those incurred for public company compliance, are incurred in the first half of the year, thus most of these costs for 2021 have been incurred and the fourth quarter of 2021 is expected to show similar G&A expenses as for the three months ended September 30, 2021.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense.

Other expenses decreased to $680 during the three months ended September 30, 2021, as compared to $6,481 during the three months ended September 30, 2020. Other expenses totaled $8,185 during the nine months ended September 30, 2021, as compared to $19,049 during the nine months ended September 30, 2020. The decrease relates primarily to interest expense. The Company incurred net interest expense of $6,001 during the three months ended September 30, 2020 and none during the three months ended September 30, 2021, primarily as a result of a loan from the President of the Company. The loan was cancelled on March 26, 2021 and the Company does not expect to incur significant interest expense during the remainder of 2021.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2021. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand. As of September 30, 2021, we had cash and cash equivalents of $14,435 and working capital of $13,203.

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

During the nine months ended September 30, 2021 and 2020, the following amounts were payable under the Note:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	40,000	17,111
Cash Payments	—	—
Balance September 30, 2020	$245,161	$81,318

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance September 30, 2021	$—	$—

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2021, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: October 28, 2021

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson

Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer