Form 10-K
period 2021-12-31
RIDGEFIELD ACQUISITION CORP
filed 2022-03-11
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻  No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ⌧  No ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

As of June 30, 2021 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $779,158 computed by reference to the closing price on that date.

As of March 11, 2022, the registrant had 2,860,773 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was originally incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly-owned subsidiary formed under the laws of the State of Nevada (“RAC-NV”), pursuant to the Articles of Merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the Articles of Merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

On March 9, 1999, the Company completed the sale of substantially all of its assets to JOT Automation, Inc. (the “JOT Transaction”). As a result of the JOT Transaction, the Company’s historical business, with operations primarily involving a depaneling and routing businesses, was considered to be a “discontinued operation” and, consequently, provides no benefit to persons seeking to understand the Company’s financial condition or results of operations. Following the JOT Transaction, the Company devoted its efforts to the development of a prototype micro-robotic device (the “micro-robotic device”) to manipulate organic tissues on an extremely small scale. Due to the inability to complete the micro-robotic device, the Company determined that it would cease the development of the micro-robotic device and, as of June 30, 2000, the capitalized costs related to the patent underlying the micro-robotic device were written off by the Company.

On March 19, 2002, the Company was awarded United States Patent No. US 6,358,749 B1 for the “Automated System for Chromosome Microdissection and Method of Using Same” (the “Patent”). During the first quarter of 2003, the Board of Directors of the Company authorized the formation of a wholly-owned subsidiary of the Company for the purposes of owning, developing and exploiting the Patent. On March 3, 2003, the Company filed Articles of Incorporation with the Secretary of State of the State of Nevada to form Bio-Medical Automation, Inc., a Nevada corporation wholly-owned by the Company (“Bio-Medical” or the “Subsidiary”). In May 2003, the Company transferred the Patent to the Subsidiary in exchange for 100% of the outstanding shares of the common stock of the Subsidiary. The Company never derived any revenues from the Patent.

As of December 31, 2021, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 shares of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the years ended December 31, 2021 and December 31, 2020 we earned no revenues.

Our principal executive office is located at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-K.

Acquisition Strategy

Our plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. In seeking to arrange a merger, acquisition, business combination or other arrangement, our objective will be to obtain long-term capital appreciation for the Company’s shareholders. We have not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

Competition

In connection with its Acquisition Strategy, the Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including SPACs, venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully with such entities. The Company’s financial resources will be limited in comparison to those of many of its competitors. The Company’s limited financial resources may compel the Company to select certain less attractive acquisition prospects.

Employees

As of March 11, 2022, the Company had 1 employee, Steven N. Bronson, who serves as the Company’s Chairman, President and Chief Executive Officer but takes no salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company maintains an administrative office at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, which serves as its principal office. Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in Irvine, California, at his own expense.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the Pink tier of the OTC Markets Group under the symbol “RDGA”. The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock as reported by the OTC Markets Group. The following quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions.

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)
2021
Fourth Quarter	4.00	3.50
Third Quarter	5.25	3.50
Second Quarter	6.00	3.50
First Quarter	16.88	2.20

2020
Fourth Quarter	2.50	2.10
Third Quarter	2.50	2.50
Second Quarter	2.50	2.50
First Quarter	2.75	2.50

Holders of Record

As of March 11, 2022, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value. The Company has not issued any preferred stock.

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

Other Information

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was originally incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly-owned subsidiary formed under the laws of the State of Nevada (“RAC-NV”), pursuant to the Articles of Merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a

result of the Articles of Merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the twelve months ended December 31, 2021 and 2022 we earned no revenues.

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

In connection with its Acquisition Strategy, the Company expects to encounter competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully with such entities. The Company’s financial resources will be limited in comparison to those of many of its competitors. The Company’s limited financial resources may compel the Company to select certain less attractive acquisition prospects.

Results of Operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020

Revenues

During the twelve months ended December 31, 2021 and the twelve months ended December 31, 2020, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $58,533 during the twelve months ended December 31, 2021 as compared to $68,230 during the twelve months ended December 31, 2020.

Because the Company’s operations are primarily administrative, the decrease in net loss relates entirely to a reduction in interest expense offset by slightly higher general and administrative (G&A) expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items. During the twelve months ended December 31, 2021, the Company incurred G&A expenses of $50,148, compared to G&A expenses of $42,075 during the twelve months ended December 31, 2020. The increase of $8,073 is largely attributable to an increase in audit fees. Going forward we expect to see similar annual increases in costs related to compliance and expenses of being a public company.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. Other expenses decreased to $8,385 during the twelve months ended December 31, 2021, as compared to $26,155 during the twelve months ended December 31, 2020. The decrease relates almost entirely to interest expense.The Company incurred net interest expense of $5,681 during the twelve months ended December 31, 2021 compared to $23,417 during the twelve months ended December 31, 2020, primarily as a result of a loan from the President of the Company. The loan was cancelled on March 26, 2021 and the Company does not expect to incur significant interest expense going forward.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of December 31, 2021, we had cash and cash equivalents of $5,638 and working capital of $1,878. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2021.

Historically, the Company has satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. The note agreement was a Revolving Promissory Note (the “Note”) under which the aggregate unpaid principal amount of all outstanding advances shall not exceed $250,000. As of November 1, 2020, the Company and Mr. Bronson amended and restated the Note to allow for borrowings over the $250,000 limit. The Maximum Credit Amount was further increased to $500,000. Borrowings under the Note (plus any accrued interest) bear interest at a rate of 10% per annum. The loan was repayable upon demand and accrued interest at the rate of 10% per annum. The loan was not secured.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the loan and paying $50,558 in cash.

During the twelve months ended December 31, 2020 and December 31, 2021, the following amounts were payable under the loan:

	Principal	Interest
Balance January 1, 2020	$205,161	$64,207

Additions	46,000	23,417
Cash Payments	—	—
Balance December 31, 2020	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock – March 26, 2021	(256,161)	(93,281)
Balance December 31, 2021	$—	$—

While this arrangement satisfied the Company’s short-term financial needs in the past, the Company does not have sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company will need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Going Concern

The Company has an accumulated deficit balance as of December 31, 2021 and net loss during the year ended December 31, 2021. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2021.

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

In late 2019, there was an outbreak of a new strain of coronavirus (COVID) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID a pandemic. Further, the COVID outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets.

More recently, more contagious variants of COVID, such as the Delta and Omicron variants, have emerged and spread globally, which has caused some governments to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants.. While we do not expect COVID to impact our operations, it could impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which remain highly uncertain and cannot be predicted with confidence.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ridgefield Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

March 11, 2022

PART I:   FINANCIAL INFORMATION

Item 1.      Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,638	$2,816

TOTAL ASSETS	$5,638	$2,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,760	$820
Accrued expenses - related party	—	2,800
Related party note and interest payable	—	338,785

TOTAL CURRENT LIABILITIES	3,760	342,405

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on December 31, 2021 and 1,260,773 on December 31, 2020	2,861	1,261
Additional paid in capital	1,914,819	1,516,419
Accumulated deficit	(1,915,802)	(1,857,269)

TOTAL STOCKHOLDERS’ DEFICIT	1,878	(339,589)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$5,638	$2,816

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

	Twelve Months Ended
	December 31,
	2021	2020
OPERATING EXPENSES
General and administrative expenses	$(50,148)	$(42,075)

Total Operating Expenses	(50,148)	(42,075)

OPERATING LOSS	(50,148)	(42,075)

OTHER EXPENSE
Other expense	(2,704)	(2,738)
Interest expense	(5,681)	(23,417)

Total Other Expense	(8,385)	(26,155)

NET LOSS	$(58,533)	$(68,230)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.05)

Dilutive	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,505,217	1,260,773

Dilutive	2,505,217	1,260,773

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2019	1,260,773	$1,261	$1,516,419	$(1,789,039)	$(271,359)

Net loss	—	—	—	(68,230)	(68,230)

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400		400,000

Net loss	—	—	—	(58,533)	(58,533)

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

See accompanying notes to these consolidated financial statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Twelve Months Ended
	December 31,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(58,533)	$(68,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Increase in accrued interest - related party	5,657	23,417
Increase (decrease) in accounts payable and accrued expenses	2,940	(4,642)
(Decrease) in accrued expenses – related party	(2,800)	—

Net cash used in operating activities	$(52,736)	$(49,455)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,558	—
Proceeds from related party note payable	5,000	46,000

Net cash provided by financing activities	$55,558	$46,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,822	(3,455)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,816	6,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,638	$2,816

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$349,442	—

See accompanying notes to these consolidated financial statements.

19

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

GOING CONCERN AND LIQUIDITY

At December 31, 2021, the Company had a working capital deficit and an accumulated deficit. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources are not adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares,

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2021 and 2020, respectively.

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2021 and 2020, the Company had no cash equivalents.

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

NEW ACCOUNTING STANDARDS

We reviewed recently issued accounting pronouncements and concluded they are either not applicable or not expected to be material to our financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc. (OTCMKTS: BKFG), on a month to month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company’s Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective June 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc., and leased an administrative office from an unrelated party on a month-to-month basis for a minimum of $10 per month. Additional charges, if any, are based upon services provided by the lessor.

In April 2021, we paid BKF the full amount owed of $2,800 for this previous arrangement. There are no amounts payable to or receivable from BKF at December 31, 2021.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder has previously loaned the Company money to fund working capital needs to pay operating expenses. The loan was repayable upon demand and accrued interest at the rate of 10% per annum. The loan was not secured.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the loan and paying $50,558 in cash.

During the twelve months ended December 31, 2020 and December 31, 2021, the following amounts were payable under the loan:

	Principal	Interest

Balance January 1, 2020	$205,161	$64,207

Additions	46,000	23,417
Cash Payments	—	—
Balance December 31, 2020	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock – March 26, 2021	(256,161)	(93,281)
Balance December 31, 2021	$—	$—

NOTE 3 – INCOME TAXES

Income tax provision (benefit) consists of the following for the twelve months ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020

INCOME TAX PROVISION (BENEFIT):
Current
Federal	$—	$—
State, net of federal benefit	—	—
Valuation Allowance	—	—
Total current	—	—
Deferred:
Federal	(31,011)	(15,379)
State, net of federal benefit	9,697	2,657
Valuation Allowance	(21,314)	12,722
Total deferred	—	—
Total income tax provision (benefit)	$—	$—

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Twelve Months Ended
	December 31,
	2021		2020
	$	%	$	%

Federal income tax provision (benefit) at statutory rate	$(12,292)	21.0%	$(15,379)	21.0%
State tax expense net of federal tax benefit	(6,873)	11.8%	(1,841)	2.5%
Nondeductible expenses	—	0.0%	—	0.0%
Expiration of net operating losses	19,482	(33.3)%	—	0.0%
Return-to-provision adjustments	20,997	(35.9)%	4,498	(6.1)%
Change in valuation allowance	(21,314)	36.4%	12,722	(17.4)%
Income tax provision (benefit)	$—	0.0%	$—	0.0%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Twelve Months Ended
	December 31,
	2021	2020

DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$187,179	$187,153
Accruals	—	21,340
Total deferred tax assets	$187,179	$208,493
Valuation allowance	(187,179)	(208,493)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company has a federal net operating loss carry-forward of $697,186 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2022 and 2037, with the exception of $269,521 which may be carried forward indefinitely. We expect $73,404 to expire in the next twelve months. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2021, the Company has a state net operating loss carry-forward in California of $583,797 available to offset future state taxable income in that state. The Company’s remaining California net operating loss carry-forward will expire between 2028 and 2037, with the exception of 239,367 which may be carried forward indefinately. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

At December 31, 2021, the Company also has a state net operating loss carry-forward in Florida of $324,119 available to offset future state taxable income in that state. The Company’s remaining Florida net operating loss carry-forward will expire between 2022 and 2033. We expect $73,404 to expire in the next twelve months. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Florida Income Tax Code. Because the Company no longer has taxable nexus in Florida, we do not expect to have taxable income there in the future. As a result, the Company permanently wrote-off the related deferred tax assets. However, since the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, cumulative losses, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021. The valuation allowance at December 31, 2021 was $187,179, an decrease of $21,314 from December 31, 2020 when the balance was $208,493. The valuation allowance decreased primarily due to expiring NOLs, net of current additions to the NOLs.

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

U.S. federal income tax returns after 2017 remain open to examination. Generally, state income tax returns after 2016 remain open to examination. No income tax returns are currently under examination. As of December 31, 2021, and December 31,2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and December 31,2020, there were no penalties or interest recorded in income tax expense.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures are not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties.

Management’s Annual Report on Internal Control over Financial Reporting

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

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s principal executive officer has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s principal executive officer has concluded that based on his assessment, as of December 31, 2021, the Company’s procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm, as the Company is a smaller reporting company that is only required to provide management’s report on internal control over financial reporting in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2021. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	56	Chairman, Chief Executive Officer and President
Leonard A. Hagan	70	Director

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

Leonard A. Hagan. Mr. Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a Certified Public Accountant and has been a partner of Hagan & Burns CPAs PC (H&B) since its inception in January 1993. Prior to forming H&B, he conducted business for three years as a sole practitioner, Leonard A. Hagan CPA, as well as a partner for three years with Bernstein, Bernstein & Hagan CPAs. His securities industry experience came from working for three years with Credit Suisse (now Credit Suisse First Boston). At Credit Suisse, he was an assistant treasurer, responsible for conducting basic accounting research. Prior to this, he was a staff accountant at Ernst & Whinney/S.D. Leidesdorf for 6 years. Mr. Hagan received a Bachelor’s of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is also a director of BKF Capital Group, Inc., both publicly traded corporations.

No director, executive officer, promoter or control person of the Company has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the “Commission”) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2021, the Board of Directors held no in-person meetings. Any business requiring Board action was conducted via unanimous written consent procedures. In view of the Company’s lack of operations, during the year ended December 31, 2021, the Board of Directors did not form any committees. During the year ended December 31, 2021, all of the directors then in office participated in written consent resolutions of the Board of Directors.

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

Audit Committee

In view of the Company’s lack of operations, the Board of Directors did not form an Audit Committee. Instead, the full Board of Directors assumes the responsibilities of an Audit Committee. The full Board consists of Steven N. Bronson and Leonard A. Hagan. The Audit Committee related functions of the Board are the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The Board also monitors the adequacy and effectiveness of the Company’s financial controls and reporting procedures. The Board does not meet on a regular basis, but only as circumstances require. Due the size of the Company and its lack of current operations, the Board has not designated a financial expert.

Code of Ethics

At a meeting of the Board of Directors of the Company held on March 25, 2004, the Company adopted a Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to the Company’s Form 10-KSB for the year ended December 31, 2003 and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

During the years ended December 31, 2021 and December 31, 2020, no compensation was paid to our officers or directors. None of our officers or directors held any unexercised stock options, unvested stock or equity incentive plan awards as of December 31, 2021.

On March 28, 2006, the Company entered into an employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company. The agreement provides that Mr. Bronson will not receive a salary; however, the Board of Directors in its discretion may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson’s employment agreement automatically renewed for the one-year period ending March 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 11, 2022 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) the sole executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. We have based percentage ownership of our common stock on 1,260,773 shares of our common stock outstanding as of March 3, 2021. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686.

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

		Number of		Percent
Name and Address	Company Position	Shares owned		of class

Steven N. Bronson	Chairman, CEO and President	2,638,004	¹	92.2%

Leonard A. Hagan	Director	40,000		1.4%

All directors and executive officers a group (2 persons)		2,678,004		93.6%

¹ This amount also includes 711 shares of common stock owned by Mr. Bronson’s spouse.

The Company does not have any compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company maintains an administrative office at 3250 Retail Drive, Suite 120-518, Carson City, NV 89706-0686, which serves as its principal office.

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc., on a month-to-month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company’s Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective June 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc. Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in Irvine, California, at his own expense.

Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder has loaned the Company money to fund working capital needs to pay operating expenses. The loans were repayable upon demand and accrued interest at the rate of 10% per annum. As of December 31, 2020, the aggregate principal loan balance amounted to $251,161 and such loans had accrued interest of $87,624 through December 31, 2020. On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling all $349,442 in principal and accrued interest outstanding under the loan and paying $50,558 in cash. There were no loans outstanding at December 31, 2021.

Given our limited operations, our Board does not have a formal policy for approval of transactions with related persons. Our Board will consider related party transactions from time to time, when such transaction are presented to the Board for its approval.

Our Board of Directors evaluates the independence of its directors pursuant to the definition of independence provided in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The Board consists of Steven N. Bronson and Leonard A. Hagan. Our Board of Directors has determined that Mr. Hagan is independent and was independent at all times during 2021 while serving on the Board. Mr. Bronson does not qualify as independent as he is a company employee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed by MaloneBailey, LLP, our independent registered public accounting firm during the fiscal years ended December 31, 2021 and December 31, 2020.

	2020	2019
Fees Incurred:
Audit Fees¹	$26,500	$18,000
Audit-Related Fees³	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Fees Incurred	$26,500	$18,000

Cash Payments
Audit Fees¹	$21,000	$20,500
Audit-Related Fees²	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Cash Payments	$21,000	$20,500
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

During the years ended December 31, 2021 and December 31, 2020, there were no other professional services provided by MaloneBailey, LLP that would have required the Board of Directors to consider their compatibility with maintaining independence.

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

10.3

Amended and Restated Revolving Promissory Note, dated as of November 1, 2020, between the Company and Steven N. Bronson, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2020.

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.

21.1*	Subsidiaries of the Registrant

31*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith

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

Dated: March 11, 2022

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
March 11, 2022

/s/ Leonard Hagan

Leonard Hagan
Director
March 11, 2022