Form 10-Q
period 2022-03-31
RIDGEFIELD ACQUISITION CORP
filed 2022-05-10
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10 2022, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,888	$5,638

TOTAL ASSETS	$21,888	$5,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,788	$3,760
Related party note and interest payable	20,040	—

TOTAL LIABILITIES	34,828	3,760

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(1,930,620)	(1,915,802)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,940)	1,878

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$21,888	$5,638

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

OPERATING EXPENSES
General and administrative expenses	$(13,878)	$(19,622)

Total Operating Expenses	(13,878)	(19,622)

OPERATING LOSS	(13,878)	(19,622)

OTHER EXPENSE
Other expense	(900)	(1,625)
Interest expense	(40)	(5,657)

Total Other Expense	(940)	(7,282)

NET LOSS	$(14,818)	$(26,904)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.02)

Dilutive	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,860,773	1,438,551

Dilutive	2,860,773	1,438,551

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three months Ended March 31, 2022 and 2021

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400		400,000

Net loss				(26,904)	(26,904)

Balance, March 31, 2021	2,860,773	$2,861	$1,914,819	$(1,884,173)	$33,507

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss				(14,818)	(14,818)

Balance, March 31, 2022	2,860,773	$2,861	$1,914,819	$(1,930,620)	$(12,940)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three months Ended
	March 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(14,818)	$(26,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	—	(600)
Increase in accounts payable and accrued expenses	11,028	3,671
Increase in accrued interest – related party	40	5,657
Net cash used in operating activities	$(3,750)	$(18,176)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	50,558
Proceeds from related party note payable	20,000	5,000

Net cash provided by financing activities	$20,000	$55,558

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,250	37,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,638	2,816

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,888	$40,198

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$—	$349,442

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2021 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

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

In April 2021, we paid BKF the full amount owed of $2,800 for this previous arrangement. There are no amounts payable to or receivable from BKF at March 31, 2022.

On December 31, 2016, Steven N. Bronson, the Company's Chairman, President, CEO, and majority shareholder entered into a revolving loan agreement (the "2016 Loan") whereby Mr. Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2016 Loan was unsecured, repayable upon demand and accrued interest at the rate of 10% per annum.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the 2016 Loan and paying $50,558 in cash.

On March 23, 2022, Mr. Bronson entered into a new revolving loan agreement (the "2022 Loan") whereby Mr. Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2022 Loan is unsecured, repayable upon demand and accrues interest at the rate of 8% per annum.

During the three months ended March 31, 2021 and March 31, 2022 the following amounts were payable under all loans:

	Principal	Interest

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

Balance January 1, 2022	$—	$—

Additions	20,000	40
Cash Payments	—	—
Balance March 31, 2022	$20,000	$40

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended March 31, 2022 and 2021 we earned no revenues.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in these critical accounting policies since December 31, 2021.

Results of Operations

Revenues

During the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $14,818 during the three months ended March 31, 2022 as compared to $26,904 during the three months ended March 31, 2021.

Because the Company’s operations are primarily administrative, the reduction in net loss relates to reduced interest expense and a reduction in general and administrative (G&A) expenses during the quarter.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended March 31, 2022, the Company incurred G&A expenses of $13,878, a decrease of $5,744 compared to G&A expenses of $19,622 during the three months ended March 31, 2021. The decrease is largely attributable to a reduction in professional fees related to compliance and expenses of maintaining our status as a public company. During 2021 we saw an increase in compliance costs related to filing SEC reports, as well as other related costs such as legal and audit fees. The reduction in 2022 is largely due to timing of services provided and is not a trend that we anticipate will continue. We expect to incur a similar amount of G&A expenses in 2022 as we did in 2021.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense decreased to $940 during the three months ended March 31, 2022, as compared to $7,282 during the three months ended March 31, 2021. The decrease relates primarily to interest expense. The Company incurred net interest expense of $5,657 during the three months ended March 31, 2021 and only $40 during the three months ended March 31, 2022, primarily as a result of a loan from the President of the Company. The 2016 Loan was cancelled on March 26, 2021 and the 2022 Loan was not initiated until March 23, 2022.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2022. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand. As of March 31, 2022, we had cash and cash equivalents of $21,888 and working capital of $7,100, excluding the related party debt. With the related party debt, we had a working capital deficit of ($12,940).

Historically, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. On December 31, 2016, Mr. Bronson entered into a revolving loan agreement (the “2016 Loan”) whereby Mr. Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2016 Loan was unsecured, repayable upon demand and accrued interest at the rate of 10% per annum.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the 2016 Loan and paying $50,558 in cash.

On March 23, 2022, Mr. Bronson entered into a new revolving loan agreement (the “2022 Loan”) whereby Mr. Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2022 Loan is unsecured, repayable upon demand and accrues interest at the rate of 8% per annum.

During the three months ended March 31, 2021 and March 31, 2022 the following amounts were payable under all loans:

	Principal	Interest
Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

Balance January 1, 2022	$—	$—

Additions	20,000	40
Cash Payments	—	—
Balance March 31, 2022	$20,000	$40

While the cash received from the 2022 Loan will satisfy the Company's immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

More recently, more contagious variants of COVID, such as the Delta and Omicron variants, have emerged and spread globally, which has caused some governments to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants. While we do not expect COVID to impact our operations, it could impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which remain highly uncertain and cannot be predicted with confidence.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2022, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company’s Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company’s Schedule 14A filed on May 26, 2006.

10.1*	Revolving Promissory Note, dated as of March 23, 2022, between the Company and Steven N. Bronson.

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

Dated: May 10, 2022

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer