Form 10-Q
period 2022-06-30
RIDGEFIELD ACQUISITION CORP
filed 2022-07-28
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,808	$5,638

TOTAL ASSETS	$7,808	$5,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$410	$3,760
Related party note and interest payable	30,866	—

TOTAL LIABILITIES	31,276	3,760

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(1,941,148)	(1,915,802)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(23,468)	1,878

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$7,808	$5,638

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative expenses	$(8,777)	$(8,050)	$(22,655)	$(27,672)

Total Operating Expenses	(8,777)	(8,050)	(22,655)	(27,672)

OPERATING LOSS	(8,777)	(8,050)	(22,655)	(27,672)

OTHER EXPENSE
Other expense	(925)	(200)	(1,825)	(1,825)
Interest expense	(826)	(23)	(866)	(5,680)

Total Other Expense	(1,751)	(223)	(2,691)	(7,505)

NET LOSS	$(10,528)	$(8,273)	$(25,346)	$(35,177)

NET LOSS PER COMMON SHARE
Basic	$—	$—	$(0.01)	$(0.02)

Dilutive	$—	$—	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,860,773	2,860,773	2,860,773	2,153,591

Dilutive	2,860,773	2,860,773	2,860,773	2,153,591

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400	—	400,000

Net loss	—	—	—	(26,904)	(26,904)

Balance, March 31, 2021	2,860,773	$2,861	$1,914,819	$(1,884,173)	$33,507

Net loss	—	—	—	(8,273)	(8,273)

Balance, June 30, 2021	2,860,773	$2,861	$1,914,819	$(1,892,446)	$25,234

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss	—	—	—	(14,818)	(14,818)

Balance, March 31, 2022	2,860,773	$2,861	$1,914,819	$(1,930,620)	$(12,940)

Net loss	—	—	—	(10,528)	(10,528)

Balance, June 30, 2022	2,860,773	$2,861	$1,914,819	$(1,941,148)	$(23,468)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six months Ended
	June 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(25,346)	$(35,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	(400)
(Decrease) in accounts payable and accrued expenses	(3,350)	(77)
(Decrease) in accounts payable – related party	—	(2,800)
Increase in accrued interest - related party	866	5,657

Net cash used in operating activities	$(27,830)	$(32,797)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	50,558
Proceeds from related party note payable	30,000	5,000

Net cash provided by financing activities	$30,000	$55,558

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,170	22,761

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,638	2,816

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,808	$25,577

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$23
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$—	$349,442

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

The Company will be dependent upon the raising of additional capital through debt or the placement of it’s common stock in order to implement its business plan or merge with an operating company. The officers and directors have, in the past, committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2021 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

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

In April 2021, we paid BKF the full amount owed of $2,800 for this previous arrangement. There are no amounts payable to or receivable from BKF at June 30, 2022.

On December 31, 2016, Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder entered into a revolving loan agreement (the “2016 Loan”) whereby Mr. Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2016 Loan was unsecured, repayable upon demand and accrued interest at the rate of 10% per annum.

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

During the six months ended June 30, 2021, and June 30, 2022, the following amounts were payable under all loans:

	Principal	Interest

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

Additions	—	—
Cash Payments	—	—
Balance June 30, 2021	$—	$—

Balance January 1, 2022	$—	$—

Additions	20,000	40
Cash Payments	—	—
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	—	—
Balance June 30, 2021	$30,000	$866

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the six months ended June 30, 2022 and 2021 we earned no revenues.

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

Results of Operations

Revenues

During the six months ended June 30, 2022, and the six months ended June 30, 2021, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $10,528 during the three months ended June 30, 2022 as compared to $8,273 during the three months ended June 30, 2021. During the six months ended June 30, 2022 and the six months ended June 30, 2021, the Company incurred a net loss of $25,346 and $35,177, respectively.

Because the Company’s operations are primarily administrative, the fluctuations in net loss relate to decreased interest expense and the timing of general and administrative (G&A) expenses during the period.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended June 30, 2022, the Company incurred G&A expenses of $8,777, an increase of $727 compared to G&A expenses of $8,050 during the three months ended June 30, 2021. During the six months ended June 30, 2022, and the six months ended June 30, 2021, the Company incurred G&A expenses of $22,655 and $27,672, respectively. The increase in the quarter is largely due to timing of services provided, primarily professional fees related to compliance and expenses of maintaining our status as a public company. The reduction year-to-date in 2022 similarly reflects differences in the timing of services provided, but the six months ending June 30, 2021 also includes additional professional fees related to the March 2021 cancellation of the 2016 Loan and related issuance of new shares.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $1,751 during the three months ended June 30, 2022, as compared to $223 during the three months ended June 30, 2021. The increase relates to state registration fees that were incurred in the first quarter 2021 versus the second quarter of 2022. During the six months ended June 30, 2022, the Company incurred other expense of $2,691, a decrease of $4,814 compared to other expense of $7,505 during the six months ended June 30, 2021. The decrease relates entirely to interest expense. The Company incurred net interest expense of $5,680 during the six months ended June 30, 2021, and $866 during the six months ended June 30, 2022, primarily as a result of a loan from the President of the Company. The 2016 Loan was cancelled on March 26, 2021 and the 2022 Loan was not initiated until March 23, 2022.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2022. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand. As of June 30, 2022, we had cash and cash equivalents of $7,808 and working capital of $7,398, excluding the related party debt. With the related party debt, we had a working capital deficit of ($23,468).

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

During the six months ended June 30, 2021, and June 30, 2022, the following amounts were payable under all loans:

	Principal	Interest
Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

Additions	—	—
Cash Payments	—	—
Balance June 30, 2021	$—	$—

Balance January 1, 2022	$—	$—

Additions	20,000	40
Cash Payments	—	—
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	—	—
Balance June 30, 2021	$30,000	$866

While the cash received from the 2022 Loan will satisfy the Company’s immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2022. While we do not believe inflation has had a material effect on our Company’s results of operations, inflation generally interferes with the provision of investment capital. A prolonged period of high inflation may impact our ability to carry out our acquisition strategy. On the other hand, when business conditions worsen and the stock market corrects, it may be easier for us to identify an acquisition candidate.

In late 2019, there was an outbreak of a new strain of coronavirus (COVID) first identified in Wuhan, Hubei Province, China, which has since spread globally. More recently, more contagious variants of COVID, such as the Delta and Omicron variants, have emerged and spread globally, which has caused some governments to implement various measures, or impose restrictions, in an effort to lessen the spread of COVID and its variants. While we do not expect COVID to impact our operations, it could impact our acquisition strategy, positively or negatively.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2022, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three or six months ended June 30, 2022 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated:July 28, 2022

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer