Form 10-Q
period 2022-09-30
RIDGEFIELD ACQUISITION CORP
filed 2022-11-04
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 4, 2022, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,361	$5,638

TOTAL ASSETS	$20,361	$5,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,322	$3,760
Related party note and interest payable	51,716	—

TOTAL LIABILITIES	60,038	3,760

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(1,957,357)	(1,915,802)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(39,677)	1,878

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$20,361	$5,638

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022	2021

OPERATING EXPENSES
General and administrative expenses	$(14,819)		$(11,351)	$(37,474)	$(39,023)

Total Operating Expenses	(14,819)		(11,351)	(37,474)	(39,023)

OPERATING LOSS	(14,819)		(11,351)	(37,474)	(39,023)

OTHER EXPENSE
Other expense	(540)		(680)	(2,365)	(2,505)
Interest expense	(850)		(—)	(1,716)	(5,680)

Total Other Expense	(1,390)		(680)	(4,081)	(8,185)

NET LOSS	$(16,209)		$(12,031)	$(41,555)	$(47,208)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$	(—)	$(0.01)	$(0.02)

Dilutive	$(0.01)	$	(—)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,860,773		2,860,773	2,860,773	2,391,909

Dilutive	2,860,773		2,860,773	2,860,773	2,391,909

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400	—	400,000

Net loss	—	—	—	(26,904)	(26,904)

Balance, March 31, 2021	2,860,773	$2,861	$1,914,819	$(1,884,173)	$33,507

Net loss	—	—	—	(8,273)	(8,273)

Balance, June 30, 2021	2,860,773	$2,861	$1,914,819	$(1,892,446)	$25,234

Net loss	—	—	—	(12,031)	(12,031)

Balance, September 30, 2021	2,860,773	$2,861	$1,914,819	$(1,904,477)	$13,203

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss	—	—	—	(14,818)	(14,818)

Balance, March 31, 2022	2,860,773	$2,861	$1,914,819	$(1,930,620)	$(12,940)

Net loss	—	—	—	(10,528)	(10,528)

Balance, June 30, 2022	2,860,773	$2,861	$1,914,819	$(1,941,148)	$(23,468)

Net loss	—	—	—	(16,209)	(16,209)

Balance, September 30, 2022	2,860,773	$2,861	$1,914,819	$(1,957,357)	$(39,677)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine months Ended
	September 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(41,555)	$(47,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	(200)
Increase in accounts payable and accrued expenses	4,562	612
(Decrease) in accounts payable – related party	—	(2,800)
Increase in accrued interest - related party	1,716	5,657

Net cash used in operating activities	$(35,277)	$(43,939)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	50,558
Proceeds from related party note payable	50,000	5,000

Net cash provided by financing activities	$50,000	$55,558

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,723	11,619

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,638	2,816

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,361	$14,435

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$23
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$—	$349,442

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

GOING CONCERN AND LIQUIDITY

The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that it’s current cash resources may not be adequate to fund its operations for the following year. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2021 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company previously occupied a portion of the offices leased by BKF Capital Group, Inc. (OTCMKTS: BKFG), on a month to month basis for a rental fee of $50 per month that was intended to cover administrative costs. Steven N. Bronson, the Company’s Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. Effective September 30, 2019, the Company terminated this arrangement with BKF Capital Group, Inc., and leased an administrative office from an unrelated party on a month-to-month basis for a minimum of $10 per month. Additional charges, if any, are based upon services provided by the lessor.

In April 2021, we paid BKF the full amount owed of $2,800 for this previous arrangement. There are no amounts payable to or receivable from BKF at September 30, 2022.

On December 31, 2016, Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder entered into a revolving loan agreement (the “2016 Bronson Note”) whereby Mr. Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2016 Bronson Note was unsecured, repayable upon demand and accrued interest at the rate of 10% per annum.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the 2016 Bronson Note and paying $50,558 in cash.

On March 23, 2022, the Company executed a Revolving Promissory Note (the “2022 Bronson Note”), in the principal amount of up to $200,000.00 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The 2022 Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8)% per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The 2022 Bronson Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the “Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10)% per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Note on September 27, 2022.

During the nine months ended September 30, 2021, and September 30, 2022, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	(—)	(—)
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

Additions	—	—
Cash Payments	(—)	(—)
Balance June 30, 2021	$—	$—

Additions	—	—
Cash Payments	(—)	(—)
Balance September 30, 2021	$—	$—

Balance January 1, 2022	$—	$—

Additions	20,000	40
Cash Payments	(—)	(—)
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	(—)	(—)
Balance June 30, 2022	$30,000	$866	$—	$—

Additions	—	837	20,000	13
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2021	$30,000	$1,703	$20,000	$13

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the nine months ended September 30, 2022 and 2021 we earned no revenues.

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

Results of Operations

Revenues

During the nine months ended September 30, 2022, and the nine months ended September 30, 2021, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $16,209 during the three months ended September 30, 2022 as compared to $12,031 during the three months ended September 30, 2021. During the nine months ended September 30, 2022 and the nine months ended September 30, 2021, the Company incurred a net loss of $41,555 and $47,208, respectively.

Because the Company’s operations are primarily administrative, the fluctuations in net loss relate to decreased interest expense and the timing of general and administrative (G&A) expenses during the period.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended September 30, 2022, the Company incurred G&A expenses of $14,819, an increase of $3,468 compared to G&A expenses of $11,351 during the three months ended September 30, 2021. During the nine months ended September 30, 2022, and the nine months ended September 30, 2021, the Company incurred G&A expenses of $37,474 and $39,023, respectively. The increase in the quarter is largely due to timing of services provided, primarily professional fees related to compliance and expenses of maintaining our status as a public company and the reporting obligations thereunder. The reduction year-to-date in 2022 similarly reflects differences in the timing of services provided, but the nine months ending September 30, 2021 also includes additional professional fees related to the March 2021 cancellation of the 2016 Loan and related issuance of new shares.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $1,390 during the three months ended September 30, 2022, as compared to $680 during the three months ended September 30, 2021. The increase relates to interest expense, which was $850 during the three months ended September 30, 2022 compared to no interest expense in the three months ended September 30, 2021. During the nine months ended September 30, 2022, the Company incurred other expense of $4,081, a decrease of $4,104 compared to other expense of $8,185 during the nine months ended September 30, 2021. The decrease also relates primarily to interest expense. The Company incurred net interest expense of $5,680 during the nine months ended September 30, 2021, and $1,716 during the nine months ended September 30, 2022, primarily as a result of a loan from the President of the Company. The 2016 Loan was cancelled on March 26, 2021 and the 2022 Loan was not initiated until March 23, 2022.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2022. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand. As of September 30, 2022, we had cash and cash equivalents of $20,361 and working capital of $12,039, excluding the related party debt. With the related party debt, we had a working capital deficit of ($39,677).

Historically, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. On December 31, 2016, Mr. Bronson entered into a revolving loan agreement (the “2016 Bronson Note”) whereby Mr.Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2016 Bronson Note was unsecured, repayable upon demand and accrued interest at the rate of 10% per annum.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the 2016 Bronson Note and paying $50,558 in cash.

On March 23, 2022, the Company executed a Revolving Promissory Note (the “2022 Bronson Note”), in the principal amount of up to $200,000.00 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The 2022 Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8)% per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The 2022 Bronson Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10)% per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Note on September 27, 2022.

During the nine months ended September 30, 2021, and September 30, 2022, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	(—)	(—)
Conversion into Common Stock - March 26, 2021	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

Additions	—	—
Cash Payments	(—)	(—)
Balance June 30, 2021	$—	$—

Additions	—	—
Cash Payments	(—)	(—)
Balance September 30, 2021	$—	$—

Balance January 1, 2022	$—	$—

Additions	20,000	40
Cash Payments	(—)	(—)
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	(—)	(—)
Balance June 30, 2022	$30,000	$866	$—	$—

Additions	—	837	20,000	13
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2021	$30,000	$1,703	$20,000	$13

While the cash received from the related party loans will satisfy the Company’s immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2022 and potentially beyond. While we do not believe inflation has had a material effect on our Company’s results of operations, inflation generally interferes with the provision of investment capital. A prolonged period of high inflation may impact our ability to carry out our acquisition strategy. On the other hand, when business conditions worsen and the stock market corrects, it may be easier for us to identify an acquisition candidate.

The new strain of coronavirus first identified in Wuhan, Hubei Province, China, in 2019 (“COVID”) has since spread globally, with more contagious variants, such as the Delta and Omicron variants, also emerging. While vaccines have proven effective at reducing the risk of serious health consequences from COVID, some governments have continued to implement various measures, or impose restrictions, in an effort to lessen the spread of the virus. We cannot make any predictions concerning the continuing severity, magnitude and duration of the pandemic, including impacts of virus variants and resurgences, and of government, business and individual responses. Although we do not expect COVID to impact our operations, it could impact our acquisition strategy, positively or negatively.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2022, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three or nine months ended September 30, 2022 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company’s Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company’s Schedule 14A filed on May 26, 2006.

10.1*	Revolving Promissory Note, dated as of September 27, 2022, between the Company and Qualstar Corporation.

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

Dated: November 4, 2022

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer