Form 10-K
period 2022-12-31
RIDGEFIELD ACQUISITION CORP
filed 2023-02-28
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-16335

RIDGEFIELD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its charter)

Nevada	84-0922701
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $482,336 computed by reference to the closing price on that date.

As of February 28, 2023, the registrant had 2,860,773 shares of common stock issued and outstanding.

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

As of December 31, 2022, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 shares of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the years ended December 31, 2022 and December 31, 2021 we earned no revenues.

Our principal executive office is located at 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701, and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-K.

Acquisition Strategy

Our plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. In seeking to arrange a merger, acquisition, business combination or other arrangement, our objective will be to obtain long-term capital appreciation for the Company’s shareholders. While we have identified various operating entities, none have risen to the level of being a viable entity for a merger, acquisition, business combination or other arrangement. There can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

The selection of a business opportunity is a complex process and involves a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, and other factors.

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

Employees

As of February 28, 2023, the Company had 1 employee, Steven N. Bronson, who serves as the Company’s Chairman, President and Chief Executive Officer but takes no salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company maintains an administrative office at 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701, which serves as its principal office. Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in California, at his own expense.

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

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)
2022
Fourth Quarter	3.25	3.00
Third Quarter	3.25	3.25
Second Quarter	3.54	3.25
First Quarter	3.50	3.50

2021
Fourth Quarter	4.00	3.50
Third Quarter	5.25	3.50
Second Quarter	6.00	3.50
First Quarter	16.88	2.20

Holders of Record

As of February 28, 2023, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value. The Company has not issued any preferred stock.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the twelve months ended December 31, 2022 and 2021 we earned no revenues.

Our principal executive office is located at 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701 and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-K.

Outlook

Our plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. In seeking to arrange a merger, acquisition, business combination or other arrangement, our objective will be to obtain long-term capital appreciation for the Company’s shareholders. While we have identified various operating entities, none have risen to the level of being a viable entity for a merger, acquisition, business combination or other arrangement. There can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

The selection of a business opportunity is a complex process and involves a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, and other factors.

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

Results of Operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021

Revenues

During the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $63,899 during the twelve months ended December 31, 2022 as compared to $58,533 during the twelve months ended December 31, 2021.

Because the Company’s operations are primarily administrative, the increase in net loss relates entirely to an increase in general and administrative (G&A) expenses, offset slightly by a reduction in interest expense.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items. During the twelve months ended December 31, 2022, the Company incurred G&A expenses of $58,923 compared to G&A expenses of $50,148 during the twelve months ended December 31, 2021. The increase of $8,775 is almost entirely attributable to an increase in legal and other professional fees incurred as part of due diligence for a potential transaction that was abandoned. Going forward we expect to see annual increases in costs related to compliance and expenses of being a public company, as well as fees related to due diligence when potential transactions are presented.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. Other expenses decreased to $4,976 during the twelve months ended December 31, 2022, as compared to $8,385 during the twelve months ended December 31, 2021. The decrease relates primarily to interest expense. The Company incurred net interest expense of $2,411 during the twelve months ended December 31, 2022 compared to $5,681 during the twelve months ended December 31, 2021, largely as a result of the cancellation of a loan from the President of the Company. The loan was cancelled on March 26, 2021 and the Company has since carried a lower debt burden. The decrease in interest expense is consistent with the decrease in underlying principal, and is expected to continue that track going forward.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of December 31, 2022, we had cash and cash equivalents of $21,200 and working capital of $20,390, excluding the related party debt. With the related party debt, we had a working capital deficit of ($62,021).

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2022.

Historically, the Company satisfied its working capital needs from related party loans from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder. On December 31, 2016, Mr. Bronson entered into a revolving loan agreement (the “2016 Bronson Note”) whereby Mr. Bronson would loan the Company money from time-to-time to fund working capital needs to pay operating expenses. The 2016 Bronson Note was unsecured, was repayable upon demand and accrued interest at the rate of 10% per annum.

On March 26, 2021, the Company sold 1,600,000 shares of its Common Stock to Mr. Bronson at a price of $0.25 per share, for an aggregate purchase price of $400,000. Mr. Bronson paid the purchase price for the shares by cancelling $349,442 in principal and accrued interest outstanding under the 2016 Bronson Note and paying $50,558 in cash.

On March 23, 2022, the Company executed a Revolving Promissory Note (the “2022 Bronson Note”), in the principal amount of up to $200,000 payable to Mr. Bronson, pursuant to which Mr. Bronson may make loans to the Company from time to time. The 2022 Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8)% per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The 2022 Bronson Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Note on September 27, 2022, and an additional $30,000 on December 1, 2022.

During the twelve months ended December 31, 2021, and December 31, 2022, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance January 1, 2021	$251,161	$87,624

Additions	5,000	5,657
Cash Payments	—	—
Conversion into Common Stock – March 26, 2021	(256,161)	(93,281)
Balance March 31, 2021	$—	$—

Additions	—	—
Cash Payments	—	—
Balance June 30, 2021	$—	$—

Additions	—	—
Cash Payments	—	—
Balance September 30, 2021	$—	$—

Additions	—	—
Cash Payments	—	—
Balance December 31, 2021	$—	$—

Balance January 1, 2022	$—	$—

Additions	20,000	40
Cash Payments	—	—
Balance March 31, 2022	$20,000	$40

Additions	10,000	470
Cash Payments	—	—
Balance June 30, 2022	$30,000	$510	$—	$—

Additions	—	624	20,000	13
Cash Payments	—	—	—	—
Balance September 30, 2022	$30,000	$1,134	$20,000	$13

Additions	—	648	30,000	616
Cash Payments	—	—	—	—
Balance December 31, 2022	$30,000	$1,782	$50,000	$629

While the cash received from the related party loans will satisfy the Company’s immediate financial needs, it will not by itself provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Going Concern

The Company has an accumulated deficit balance as of December 31, 2022 and net loss during the year ended December 31, 2022. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2023.

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

Economy and Inflation

Many leading economists predict high rates of inflation will continue into 2023 and potentially beyond. While we do not believe inflation has had a material effect on our Company’s results of operations, inflation generally interferes with the provision of investment capital. A prolonged period of high inflation may impact our ability to carry out our acquisition strategy. On the other hand, when business conditions worsen and the stock market corrects, it may be easier for us to identify an acquisition candidate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ridgefield Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 28, 2023

PART I:   FINANCIAL INFORMATION

Item 1.      Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,200	$5,638

TOTAL ASSETS	$21,200	$5,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$810	$3,760
Related party note and interest payable	82,411	—

TOTAL LIABILITIES	83,221	3,760

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on December 31, 2022 and 2021	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(1,979,701)	(1,915,802)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(62,021)	1,878

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$21,200	$5,638

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021
OPERATING EXPENSES
General and administrative expenses	$(58,923)	$(50,148)

Total Operating Expenses	(58,923)	(50,148)

OPERATING LOSS	(58,923)	(50,148)

OTHER EXPENSE
Other expense	(2,565)	(2,704)
Interest expense	(2,411)	(5,681)

Total Other Expense	(4,976)	(8,385)

NET LOSS	$(63,899)	$(58,533)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.02)

Dilutive	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,860,773	2,505,217

Dilutive	2,860,773	2,505,217

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,260,773	$1,261	$1,516,419	$(1,857,269)	$(339,589)

Issuance of Common Stock	1,600,000	1,600	398,400	—	400,000

Net loss	—	—	—	(58,533)	(58,533)

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss	—	—	—	(63,899)	(63,899)

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(63,899)	$(58,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(2,950)	2,940
(Decrease) in accounts payable – related party	—	(2,800)
Increase in accrued interest - related party	2,411	5,657

Net cash used in operating activities	$(64,438)	$(52,736)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	50,558
Proceeds from related party note payable	80,000	5,000

Net cash provided by financing activities	$80,000	$55,558

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,562	2,822

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,638	2,816

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,200	$5,638

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party note payable and accrued interest to common stock	$—	$349,442

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

GOING CONCERN AND LIQUIDITY

The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources may not be adequate to fund its operations for the following year. The Company cannot provide any assurances as to when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

The Company will be dependent upon the raising of additional capital through debt or the placement of its common stock in order to implement its business plan or merge with an operating company. The officers and directors have, in the past, committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2022 and 2021, respectively.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2022 and 2021, the Company had no cash equivalents.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Management regularly evaluates estimates and assumptions related to items such as revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – INCOME TAXES

Income tax provision (benefit) consists of the following for the twelve months ended December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021

INCOME TAX PROVISION (BENEFIT):
Current
Federal	$—	$—
State, net of federal benefit	—	—
Valuation Allowance	—	—
Total current	—	—
Deferred:
Federal	1,996	31,011
State, net of federal benefit	(4,407)	(9,697)
Valuation Allowance	2,411	(21,314)
Total deferred	—	—
Total income tax provision (benefit)	$—	$—

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Twelve Months Ended
	December 31,
	2022		2021
	$	%	$	%

Federal income tax provision (benefit) at statutory rate	$(13,419)	21.0%	$(12,292)	21.0%
State tax expense net of federal tax benefit	(4,407)	6.9%	(6,873)	11.8%
Nondeductible expenses	—	0.0%	—	0.0%
Expiration of net operating losses	15,415	(24.1)%	19,482	(33.3)%
Return-to-provision adjustments	—	0.0%	20,997	(35.9)%
Change in valuation allowance	2,411	(3.8)%	(21,314)	36.4%
Income tax provision (benefit)	$—	0.0%	$—	0.0%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Twelve Months Ended
	December 31,
	2021	2020

DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$189,084	$187,179
Accruals	506	—
Total deferred tax assets	$189,590	$187,179
Valuation allowance	(189,590)	(187,179)
Net deferred tax assets	$—	$—

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2022, the Company has a federal net operating loss carry-forward of $685,271 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2026 and 2037, with the exception of $331,010 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2022, the Company has a state net operating loss carry-forward in California of $644,486 available to offset future state taxable income in that state. The Company’s remaining California net operating loss carry-forward will expire between 2028 and 2037, with the exception of 300,056 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

At December 31, 2022, the Company also has a state net operating loss carry-forward in Florida of $250,715 available to offset future state taxable income in that state. The Company’s remaining Florida net operating loss carry-forward will expire between 2026 and 2033. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Florida Income Tax Code. Because the Company no longer has taxable nexus in Florida, we do not expect to have taxable income there in the future. As a result, the Company permanently wrote-off the related deferred tax assets. However, since the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, cumulative losses, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022. The valuation allowance at December 31, 2022 was $189,590, an increase of $2,411 from December 31, 2021 when the balance was $187,179. The valuation allowance increased due to additional tax losses in 2022, offset by the tax effect of expiring NOLs of $15,415.

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

U.S. federal income tax returns after 2018 remain open to examination. Generally, state income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2022, and December 31, 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022 and December 31, 2021, there were no penalties or interest recorded in income tax expense.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In April 2021, we paid BKF the full amount owed of $2,800 for this previous arrangement. There are no amounts payable to or receivable from BKF at December 31, 2022.

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

On March 23, 2022, the Company executed a Revolving Promissory Note (the “2022 Bronson Note”), in the principal amount of up to $200,000.00 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The 2022 Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8%) per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The 2022 Bronson Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the “Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Note on September 27, 2022, and an additional $30,000 on December 1, 2022.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

During the twelve months ended December 31, 2021, and December 31, 2022, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance January 1, 2021	$251,161	$87,624	—	—

Additions	5,000	5,657	—	—
Cash Payments	—	—	—	—
Conversion into Common Stock – March 26, 2021	(256,161)	(93,281)	—	—
Balance March 31, 2021	$—	$—	—	—

Additions	—	—	—	—
Cash Payments	—	—	—	—
Balance June 30, 2021	$—	$—	—	—

Additions	—	—	—	—
Cash Payments	—	—	—	—
Balance September 30, 2021	$—	$—	—	—

Additions	—	—	—	—
Cash Payments	—	—	—	—
Balance December 31, 2021	$—	$—	—	—

Balance January 1, 2022	$—	$—	—	—

Additions	20,000	40	—	—
Cash Payments	—	—	—	—
Balance March 31, 2022	$20,000	$40	—	—

Additions	10,000	470	—	—
Cash Payments	—	—	—	—
Balance June 30, 2022	$30,000	$510	$—	$—

Additions	—	624	20,000	13
Cash Payments	—	—	—	—
Balance September 30, 2022	$30,000	$1,134	$20,000	$13

Additions	—	648	30,000	616
Cash Payments	—	—	—	—
Balance December 31, 2022	$30,000	$1,782	$50,000	$629

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures are not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties.

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

The Company’s principal executive officer has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s principal executive officer has concluded that based on his assessment, as of December 31, 2022, the Company’s procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2022. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	57	Chairman, Chief Executive Officer and President
Leonard A. Hagan	71	Director

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2022, the Board of Directors held no in-person meetings. Any business requiring Board action was conducted via unanimous written consent procedures. In view of the Company’s lack of operations, during the year ended December 31, 2022, the Board of Directors did not form any committees. During the year ended December 31, 2022, all of the directors then in office participated in written consent resolutions of the Board of Directors.

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

To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

During the years ended December 31, 2022 and December 31, 2021, no compensation was paid to our officers or directors. None of our officers or directors held any unexercised stock options, unvested stock or equity incentive plan awards as of December 31, 2022.

On March 28, 2006, the Company entered into an employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company. The agreement provides that Mr. Bronson will not receive a salary; however, the Board of Directors in its discretion may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson’s employment agreement automatically renewed for the one-year period ending March 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2023 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) the sole executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. We have based percentage ownership of our common stock on 1,260,773 shares of our common stock outstanding as of December 31, 2022. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company maintains an administrative office at 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701, which serves as its principal office.

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

On March 23, 2022, the Company executed a Revolving Promissory Note (the “2022 Bronson Note”), in the principal amount of up to $200,000.00 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The 2022 Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8%) per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The 2022 Bronson Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the “Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Note on September 27, 2022, and an additional $30,000 on December 1, 2022.

Given our limited operations, our Board does not have a formal policy for approval of transactions with related persons. Our Board will consider related party transactions from time to time, when such transaction are presented to the Board for its approval.

Our Board of Directors evaluates the independence of its directors pursuant to the definition of independence provided in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The Board consists of Steven N. Bronson and Leonard A. Hagan. Our Board of Directors has determined that Mr. Hagan is independent and was independent at all times during 2022 while serving on the Board. Mr. Bronson does not qualify as independent as he is a company employee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed by MaloneBailey, LLP, our independent registered public accounting firm during the fiscal years ended December 31, 2022 and December 31, 2021.

	2022	2021
Fees Incurred:
Audit Fees¹	$23,000	$21,000
Audit-Related Fees³	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Fees Incurred	$23,000	$21,000

Cash Payments
Audit Fees¹	$23,000	$21,000
Audit-Related Fees²	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Cash Payments	$23,000	$21,000
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

During the years ended December 31, 2022 and December 31, 2021, there were no other professional services provided by MaloneBailey, LLP that would have required the Board of Directors to consider their compatibility with maintaining independence.

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

10.2

Revolving Promissory Note, dated as of March 23, 2022, between the Company and Steven N. Bronson, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10 Q for the period ended March 31, 2022.

10.3

Revolving Promissory Note, dated as of September 27, 2022, between the Company and Qualstar Corporation, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10 Q for the period ended September 30, 2022.

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

Dated: February 28, 2023

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
February 28, 2023

/s/ Leonard Hagan

Leonard Hagan
Director
February 28, 2023