Form 10-Q
period 2023-03-31
RIDGEFIELD ACQUISITION CORP
filed 2023-05-11
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,084	$21,200

TOTAL ASSETS	$3,084	$21,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,910	$810
Related party note and interest payable	84,254	82,411

TOTAL LIABILITIES	86,164	83,221

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on March 31, 2023 and December 31, 2022	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(2,000,760)	(1,979,701)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(83,080)	(62,021)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,084	$21,200

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$(18,116)	$(13,878)

Total Operating Expenses	(18,116)	(13,878)

OPERATING LOSS	(18,116)	(13,878)

OTHER EXPENSE
Other expense	(1,100)	(900)
Interest expense	(1,843)	(40)

Total Other Expense	(2,943)	(940)

NET LOSS	$(21,059)	$(14,818)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	2,860,773	2,860,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three months Ended March 31, 2023 and 2022

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss	—	—	—	(14,818)	(14,818)

Balance, March 31, 2022	2,860,773	$2,861	$1,914,819	$(1,930,620)	$(12,940)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(21,059)	(21,059)

Balance, March 31, 2023	2,860,773	$2,861	$1,914,819	$(2,000,760)	$(83,080)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three months Ended
	March 31,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(21,059)	$(14,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	1,100	11,028
Increase in accrued interest - related party	1,843	40
Net cash used in operating activities	$(18,116)	$(3,750)

FINANCING ACTIVITIES
Proceeds from related party note payable	—	20,000

Net cash provided by financing activities	$—	$20,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(18,116)	16,250

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,200	5,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,084	$21,888

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

The Company has no principal operations or revenue producing activities.The Company is pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

GOING CONCERN AND LIQUIDITY

The Company has an accumulated deficit balance as of March 31, 2023 and net loss during the three months ended March 31, 2023. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2023.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

NOTE 2 – RELATED PARTY TRANSACTIONS

On March 23, 2022, the Company executed an unsecured Revolving Promissory Note (the “Shareholder Note”), in the principal amount of up to $200,000 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The Shareholder Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8)% per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The Shareholder Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the Company executed an unsecured Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10)% per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Note on September 27, 2022, and an additional $30,000 on December 1, 2022.

During the three months ended March 31, 2022 and March 31, 2023 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2021	$—	$—	—	—

Additions	20,000	40	—	—
Cash Payments	(—)	(—)	—	—
Balance March 31, 2022	$20,000	$40	—	—

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

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

Overview

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was originally incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly owned subsidiary formed under the laws of the State of Nevada (“RAC-NV”), pursuant to the Articles of Merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the Articles of Merger the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.01 par value per share.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended March 31, 2023 and 2022 we earned no revenues.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in these critical accounting policies since December 31, 2022.

Results of Operations

Revenues

During the three months ended March 31, 2023 and the three months ended March 31, 2022, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $21,059 during the three months ended March 31, 2023 as compared to a net loss of $14,818 during the three months ended March 31, 2022.

Because the Company’s operations are primarily administrative, the increase in net loss relates to an increase in general and administrative (G&A) expenses during the quarter and additional interest expense.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended March 31, 2023, the Company incurred G&A expenses of $18,116, an increase of $4,238 compared to G&A expenses of $13,878 during the three months ended March 31, 2022. The increase is largely attributable to professional fees related to compliance and expenses of maintaining our status as a public company. During the 2023 period we saw an increase in compliance costs related to filing SEC reports, as well as other related costs such as legal and audit fees. The lower amount in the 2022 period is largely due to timing of services provided.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $2,943 during the three months ended March 31, 2023, as compared to $940 during the three months ended March 31, 2022. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $1,843 during the three months ended March 31, 2023 compared to only $40 during the three months ended March 31, 2022, primarily as a result of new borrowings. The remaining increase relates to state license fees.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2023. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and loans from related parties.

As of March 31, 2023, we had cash and cash equivalents of $3,084 and working capital of $1,174, excluding the related party debt. With the related party debt, we had a working capital deficit of ($83,080).

On March 23, 2022, the Company executed an unsecured Revolving Promissory Note (the “Shareholder Note”), in the principal amount of up to $200,000 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The initial borrowing on March 23, 2022 was $20,000, followed by an additional $10,000 on June 1, 2022. The Shareholder Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8%) per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The Shareholder Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the “Company executed an unsecured Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Note on September 27, 2022, and an additional $30,000 on December 1, 2022.

During the three months ended March 31, 2022 and March 31, 2023 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2021	$—	$—	—	—

Additions	20,000	40	—	—
Cash Payments	(—)	(—)	—	—
Balance March 31, 2022	$20,000	$40	—	—

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

While the cash received from the Shareholder Loan and the Qualstar Loan will satisfy the Company’s immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Economy and Inflation; COVID-19

Many leading economists predict high rates of inflation will continue through 2023 and potentially beyond. Inflation generally interferes with the provision of investment capital, and a prolonged period of high inflation may impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

The outbreak of the novel coronavirus (which causes the disease now known as COVID-19) was first identified in December 2019 in Wuhan, China, and together with its numerous variants has since spread rapidly across the world. The COVID-19 pandemic has caused, and is expected to continue to cause, directly and indirectly, a global slowdown in economic activity, a decrease in consumer and industrial demand for a broad variety of goods and services, disruptions in global supply chains, and significant volatility and disruption of financial markets. Further, the pandemic’s ultimate impact depends in part on many factors not within our control and which may vary by region (heightening the uncertainty as to the ultimate impact COVID-19 may have), including, without limitation: restrictive governmental and business actions that have been and continue to be taken in response (including lock-downs, travel restrictions, work from home requirements, and other workforce limitations); economic stimulus, funding and relief programs and other governmental economic responses; the effectiveness of governmental actions; economic uncertainty in key global markets and financial market volatility; levels of economic contraction or growth; the impact of the pandemic on health and safety; the pace of recovery if and when the pandemic subsides; and how significantly the number of cases increases as economies begin to open and restrictive governmental and business actions are relaxed.

Because the severity, magnitude and duration of the pandemic and its economic consequences are uncertain, vary by region, and are rapidly changing and difficult to predict, its full impact on our ability to successfully execute our acquisition objectives, including the extent to which new opportunities are presented to us, remains uncertain and difficult to predict.

The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have significantly impacted the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. The ongoing effects of the hostilities and sanctions are no longer limited to Russia and Russian companies and have spilled over to and negatively impacted other regional and global economic markets.

The conflict has resulted in rising energy prices and an even more constrained supply chain, and thus exacerbated the inflationary global economic environment, with cost increases affecting labor, fuel, materials, food and services. At this time, the ultimate extent and duration of the military action, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, and our acquisition strategy, are impossible to predict.

Off-Balance Sheet and Contractual Arrangements

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, as amended, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), as appropriate, to allow timely decision regarding required disclosure.

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2023, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

10.2

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

Dated: May 11, 2023

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer