Form 10-Q
period 2023-06-30
RIDGEFIELD ACQUISITION CORP
filed 2023-08-11
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,742	$21,200

TOTAL ASSETS	$22,742	$21,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,332	$810
Related party notes and interest payable	111,744	82,411

TOTAL LIABILITIES	117,076	83,221

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on June 30, 2023 and December 31, 2022	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(2,012,014)	(1,979,701)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(94,334)	(62,021)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$22,742	$21,200

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative expenses	$(7,864)	$(8,777)	$(25,980)	$(22,655)

Total Operating Expenses	(7,864)	(8,777)	(25,980)	(22,655)

OPERATING LOSS	(7,864)	(8,777)	(25,980)	(22,655)

OTHER EXPENSE
Other expense	(900)	(925)	(2,000)	(1,825)
Interest expense	(2,490)	(826)	(4,333)	(866)

Total Other Expense	(3,390)	(1,751)	(6,333)	(2,691)

NET LOSS	$(11,254)	$(10,528)	$(32,313)	$(25,346)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$—	$—	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	2,860,773	2,860,773	2,860,773	2,860,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three months Ended June 30, 2023 and 2022

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss	—	—	—	(14,818)	(14,818)

Balance, March 31, 2022	2,860,773	$2,861	$1,914,819	$(1,930,620)	$(12,940)

Net loss	—	—	—	(10,528)	(10,528)

Balance, June 30, 2022	2,860,773	$2,861	$1,914,819	$(1,941,148)	$(23,468)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(21,059)	(21,059)

Balance, March 31, 2023	2,860,773	$2,861	$1,914,819	$(2,000,760)	$(83,080)

Net loss	—	—	—	(11,254)	(11,254)

Balance, June 30, 2023	2,860,773	$2,861	$1,914,819	$(2,012,014)	$(94,334)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six months Ended
	June 30,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(32,313)	$(25,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	4,522	(3,350)
Increase in accrued interest - related party	4,333	866
Net cash used in operating activities	$(23,458)	$(27,830)

FINANCING ACTIVITIES
Proceeds from related party note payable	25,000	30,000

Net cash provided by financing activities	$25,000	$30,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,542	2,170

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,200	5,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,742	$7,808

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

The Company has no principal operations or revenue-producing activities. The Company is pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

GOING CONCERN AND LIQUIDITY

The Company has an accumulated deficit balance as of June 30, 2023 and net loss during the six months ended June 30, 2023. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2023.

In order to continue as a going concern and to develop a reliable source of revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and/or sales of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

NOTE 2 – RELATED PARTY TRANSACTIONS

On March 23, 2022, the Company executed an unsecured Revolving Promissory Note (the “Shareholder Note”), in the principal amount of up to $200,000 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The Shareholder Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8)% per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The Shareholder Note may be prepaid by the Company at any time without penalty. The Company borrowed an initial amount of $20,000 under the Shareholder Note on March 23, 2022, and an additional $10,000 on June 2, 2022.

On September 27, 2022, the Company executed an unsecured Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10)% per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Qualstar Note on September 27, 2022, and an additional $30,000 on December 1, 2022. The Company borrowed an additional $25,000 under the Qualstar Note on June 6, 2023.

During the three and six months ended June 30, 2022 and June 30, 2023, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2021	$—	$—

Additions	20,000	40
Cash Payments	(—)	(—)
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	(—)	(—)
Balance June 30, 2022	$30,000	$866

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)

Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

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

Overview

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was originally incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On June 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly owned subsidiary formed under the laws of the State of Nevada (“RAC-NV”), pursuant to the Articles of Merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the Articles of Merger, the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended June 30, 2023 and 2022, we earned no revenues.

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

The Company may need additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that we will be able to obtain such additional funds, if needed. Even if we are able to obtain additional funds, there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

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

Results of Operations

Revenues

During the six months ended June 30, 2023, and the six months ended June 30, 2022, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $11,254 during the three months ended June 30, 2023 as compared to a net loss of $10,528 during the three months ended June 30, 2022. For the six-month period ended June 30, 2023, the Company incurred a net loss of $32,313 as compared to a net loss of $25,346 during the six months ended June 30, 2022

Because the Company’s operations are primarily administrative, the increase in net loss relates to an increase in general and administrative (G&A) expenses during the period and additional interest expense.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended June 30, 2023, the Company incurred G&A expenses of $7,864, a decrease of $913 compared to G&A expenses of $8,777 during the three months ended June 30, 2022. The decrease is largely attributable to the timing of professional fees related to compliance and expenses of maintaining our status as a public company.

During the six months ended June 30, 2023, the Company incurred G&A expenses of $25,980, an increase of $3,325 compared to G&A expenses of $22,655 during the six months ended June 30, 2022. The increase is largely attributable to additional compliance costs related to filing SEC reports, as well as other related costs such as legal and audit fees.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $3,390 during the three months ended June 30, 2023, as compared to $1,751 during the three months ended June 30, 2022. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $2,490 during the three months ended June 30, 2023 compared to only $826 during the three months ended June 30, 2022, primarily as a result of new borrowings.

For the six-months ended June 30, 2023, other expense was $6,333, as compared to $2,691 during the six months ended June 30, 2022, an increase of $3,642. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $4,333 during the six months ended June 30, 2023 compared to $866 during the six months ended June 30, 2022, primarily as a result of new borrowings. The remaining increase relates to state license fees.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2023. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and loans from related parties.

As of June 30, 2023, we had cash and cash equivalents of $22,742 and working capital of $17,410, excluding the related party debt. With the related party debt, we had a working capital deficit of ($94,334).

On March 23, 2022, the Company executed an unsecured Revolving Promissory Note (the “Shareholder Note”), in the principal amount of up to $200,000 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The Shareholder Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8%) per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The Shareholder Note may be prepaid by the Company at any time without penalty. The Company borrowed an initial amount of $20,000 under the Shareholder Note on March 23, 2022, and an additional $10,000 on June 2, 2022.

On September 27, 2022, the Company executed an unsecured Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Qualstar Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Qualstar Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. The Company borrowed an initial amount of $20,000 under the Qualstar Note on September 27, 2022, and an additional $30,000 on December 1, 2022. The Company borrowed an additional $25,000 under the Qualstar Note on June 6, 2023.

During the three and six months ended June 30, 2022 and June 30, 2023 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2021	$—	$—

Additions	20,000	40
Cash Payments	(—)	(—)
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	(—)	(—)
Balance June 30, 2022	$30,000	$866

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)

Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

While the cash received from the Shareholder Note and the Qualstar Note will satisfy the Company’s immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2023, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three or six months ended June 30, 2023 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

10.1

Revolving Promissory Note, dated as of March 23, 2022, between the Company and Steven N. Bronson, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10 Q for the period ended June 30, 2022.

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

Dated: August 11, 2023

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer