Form 10-Q
period 2023-09-30
RIDGEFIELD ACQUISITION CORP
filed 2023-11-13
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 2,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,181	$21,200

TOTAL ASSETS	$13,181	$21,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,832	$810
Related party notes and interest payable	114,624	82,411

TOTAL LIABILITIES	120,456	83,221

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on September 30, 2023 and December 31, 2022	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(2,024,955)	(1,979,701)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(107,275)	(62,021)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$13,181	$21,200

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative expenses	$(9,861)	$(14,819)	$(35,841)	$(37,474)

Total Operating Expenses	(9,861)	(14,819)	(35,841)	(37,474)

OPERATING LOSS	(9,861)	(14,819)	(35,841)	(37,474)

OTHER EXPENSE
Other expense	(200)	(540)	(2,200)	(2,365)
Interest expense	(2,880)	(850)	(7,213)	(1,716)

Total Other Expense	(3,080)	(1,390)	(9,413)	(4,081)

NET LOSS	$(12,941)	$(16,209)	$(45,254)	$(41,555)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$—	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	2,860,773	2,860,773	2,860,773	2,860,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three months Ended September 30, 2023 and 2022

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss	—	—	—	(14,818)	(14,818)

Balance, March 31, 2022	2,860,773	$2,861	$1,914,819	$(1,930,620)	$(12,940)

Net loss	—	—	—	(10,528)	(10,528)

Balance, June 30, 2022	2,860,773	$2,861	$1,914,819	$(1,941,148)	$(23,468)

Net loss	—	—	—	(16,209)	(16,209)

Balance, September 30, 2022	2,860,773	$2,861	$1,914,819	$(1,957,357)	$(39,677)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(21,059)	(21,059)

Balance, March 31, 2023	2,860,773	$2,861	$1,914,819	$(2,000,760)	$(83,080)

Net loss	—	—	—	(11,254)	(11,254)

Balance, June 30, 2023	2,860,773	$2,861	$1,914,819	$(2,012,014)	$(94,334)

Net loss	—	—	—	(12,941)	(12,941)

Balance, September 30, 2023	2,860,773	$2,861	$1,914,819	$(2,024,955)	$(107,275)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine months Ended
	September 30,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(45,254)	$(41,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	5,022	4,562
Increase in accrued interest - related party	7,213	1,716
Net cash used in operating activities	$(33,019)	$(35,277)

FINANCING ACTIVITIES
Proceeds from related party note payable	25,000	50,000

Net cash provided by financing activities	$25,000	$50,000

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(8,019)	14,723

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,200	5,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,181	$20,361

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

The Company has an accumulated deficit balance as of September 30, 2023 and net loss during the nine months ended September 30, 2023. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2023.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

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

During the three and nine months ended September 30, 2022 and September 30, 2023, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2021	$—	$—

Additions	20,000	40
Cash Payments	(—)	(—)
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	(—)	(—)
Balance June 30, 2022	$30,000	$866

Additions	—	837	$20,000	$13
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2022	$30,000	$1,703	$20,000	$13

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

Additions	—	799	—	2,081
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2023	$30,000	$3,977	$75,000	$5,647

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the nine months ended September 30, 2023 and 2022, we earned no revenues.

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

Results of Operations

Revenues

During the nine months ended September 30, 2023 and the nine months ended September 30, 2022, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $12,941 during the three months ended September 30, 2023 as compared to a net loss of $16,209 during the three months ended September 30, 2022. For the nine-month period ended September 30, 2023, the Company incurred a net loss of $45,254 as compared to a net loss of $41,555 during the nine months ended September 30, 2022

Because the Company’s operations are primarily administrative, the increase in net loss relates to an increase in general and administrative (G&A) expenses during the period and additional interest expense.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended September 30, 2023, the Company incurred G&A expenses of $9,861, a decrease of $4,958 compared to G&A expenses of $14,819 during the three months ended September 30, 2022. The decrease is largely attributable to the timing of professional fees related to compliance and expenses of maintaining our status as a public company.

During the nine months ended September 30, 2023, the Company incurred G&A expenses of $35,841, a decrease of $1,633 compared to G&A expenses of $37,474 during the nine months ended September 30, 2022. The decrease is largely attributable to a reduction in legal services provided, offset slightly by increased compliance costs related to filing SEC reports.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $3,080 during the three months ended September 30, 2023, as compared to $1,390 during the three months ended September 30, 2022. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $2,880 during the three months ended September 30, 2023 compared to only $850 during the three months ended September 30, 2022, primarily as a result of new borrowings.

For the nine months ended September 30, 2023, other expense was $9,413, as compared to $4,081 during the nine months ended September 30, 2022, an increase of $5,332. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $7,213 during the nine months ended September 30, 2023 compared to $1,716 during the nine months ended September 30, 2022, primarily as a result of new borrowings. The remaining increase relates to state license fees.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2023. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and loans from related parties.

As of September 30, 2023, we had cash and cash equivalents of $13,181 and working capital of $7,349, excluding the related party debt. With the related party debt, we had a working capital deficit of ($107,275).

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

While the cash received from the Shareholder Note and the Qualstar Note will satisfy the Company's immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

During the three and nine months ended September 30, 2022 and September 30, 2023 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance December 31, 2021	$—	$—

Additions	20,000	40
Cash Payments	(—)	(—)
Balance March 31, 2022	$20,000	$40

Additions	10,000	826
Cash Payments	(—)	(—)
Balance June 30, 2022	$30,000	$866

Additions	—	837	$20,000	$13
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2022	$30,000	$1,703	$20,000	$13

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

Additions	—	799	—	2,081
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2023	$30,000	$3,977	$75,000	$5,647

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

In October 2023, the Palestinian militant group Hamas launched an unprecedented assault on Israel, who in turn formally declared war as its soldiers battled Hamas fighters and launched airstrikes on Gaza. This war between Israel and Hamas could spur inflation and hamper global growth if it turns into a wider conflict that causes a significant increase in oil prices.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2023, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three or nine months ended September 30, 2023 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2023

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer