Form 10-K
period 2023-12-31
RIDGEFIELD ACQUISITION CORP
filed 2024-03-12
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2023 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $29,682 computed by reference to the closing price on that date.

As of March 12, 2024, the registrant had 2,860,773 shares of common stock issued and outstanding.

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

As of December 31, 2023, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 shares of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the years ended December 31, 2023 and December 31, 2022 we earned no revenues.

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

Employees

As of March 12, 2024, the Company had 1 employee, Steven N. Bronson, who serves as the Company’s Chairman, President and Chief Executive Officer but takes no salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)
2023
Fourth Quarter	0.27	0.20
Third Quarter	0.20	0.20
Second Quarter	0.20	0.20
First Quarter	3.00	0.20

2022
Fourth Quarter	3.25	3.00
Third Quarter	3.25	3.25
Second Quarter	3.54	3.25
First Quarter	3.50	3.50

Holders of Record

As of March 12, 2024, the Company had approximately 643 shareholders of record of its common stock, $0.001 par value. The Company has not issued any preferred stock.

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

There have been no recent purchases of our equity by officers and directors.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the twelve months ended December 31, 2023 and 2022 we earned no revenues.

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

Results of Operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022

Revenues

During the twelve months ended December 31, 2023 and the twelve months ended December 31, 2022, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $72,982 during the twelve months ended December 31, 2023 as compared to $63,899 during the twelve months ended December 31, 2022.

Because the Company’s operations are primarily administrative, the increase in net loss relates to a significant increase in interest expense and a smaller increase in general and administrative (G&A) expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items. During the twelve months ended December 31, 2023, the Company incurred G&A expenses of $60,082 compared to G&A expenses of $58,923 during the twelve months ended December 31, 2022. The increase of $1,159 is almost entirely attributable to an increase in professional fees. During the quarter ended December 31, 2023, the Company changed its independent registered public accounting firm. The overlap and transition between the two certifying accountants, along with a normal increase in annual audit fees, resulted in an increase of approximately $17,240 in audit related fees. This increase was largely offset by a decrease in legal and other professional fees incurred as part of due diligence for a potential transaction that was abandoned in 2022. Going forward we expect to see annual increases in costs related to compliance and expenses of being a public company, as well as fees related to due diligence when potential transactions are presented.

Other Expenses

Other expenses primarily represent state licenses, filing fees, minimum tax expense and net interest expense. Other expenses increased to $12,900 during the twelve months ended December 31, 2023, as compared to $4,976 during the twelve months ended December 31, 2022. The increase relates primarily to interest expense. The Company incurred net interest expense of $10,500 during the twelve months ended December 31, 2023 compared to $2,411 during the twelve months ended December 31, 2022. The increase in interest expense is consistent with the increase in underlying principal, and is expected to continue that track going forward.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of December 31, 2023, we had cash and cash equivalents of $24,415 and working capital of $7,908, excluding the related party debt. With the related party debt, we had a working capital deficit of ($135,003).

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2023.

Historically, the Company satisfied its working capital needs from related party loans, primarily from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder, and entities that he controls.

On March 23, 2022, the Company executed a Revolving Promissory Note (the “Bronson Note”), in the principal amount of up to $200,000 payable to Mr. Bronson, pursuant to which Mr. Bronson may make loans to the Company from time to time. The Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8.0%) per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The Bronson Note may be prepaid by the Company at any time without penalty.

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10.0%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly.

While the cash received from the related party loans will satisfy the Company’s immediate financial needs, it will not by itself provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed. During the twelve months ended December 31, 2022, and December 31, 2023, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance January 1, 2022	$—	$—	$—	$—

Additions	30,000	1,782	50,000	629
Cash Payments	—	—
Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	3,076	50,000	7,424
Cash Payments	—	—	—	—
Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

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

Going Concern

The Company has an accumulated deficit balance as of December 31, 2023 and net loss during the year ended December 31, 2023. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2023.

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

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2024. We do not believe inflation has had a material effect on our Company’s results of operations. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, results of operations or financial condition. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; and on May 1, 2023, First Republic Bank failed and regulators sold substantially all of its assets to JPMorgan Chase & Co. The failure of First Republic Bank occurred despite a previous attempt by some of the nation’s largest banks to shore up First Republic’s capital. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impacted.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ridgefield Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ridgefield Acquisition Corp. (the Company) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ LMHS, P.C.

We have served as the Company’s auditor since 2023.

Norwell, Massachusetts

March 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ridgefield Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor from 2018

Houston, Texas

February 28, 2023

PART I:   FINANCIAL INFORMATION

Item 1.      Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,415	$21,200

TOTAL ASSETS	$24,415	$21,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,507	$810
Related party note and interest payable	142,911	82,411

TOTAL LIABILITIES	159,418	83,221

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on December 31, 2023 and 2022	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(2,052,683)	(1,979,701)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(135,003)	(62,021)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$24,415	$21,200

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended
	December 31,
	2023	2022
OPERATING EXPENSES
General and administrative expenses	$(60,082)	$(58,923)

Total Operating Expenses	(60,082)	(58,923)

OPERATING LOSS	(60,082)	(58,923)

OTHER EXPENSE
Other expense	(2,400)	(2,565)
Interest expense	(10,500)	(2,411)

Total Other Expense	(12,900)	(4,976)

NET LOSS	$(72,982)	$(63,899)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.02)

Dilutive	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	2,860,773	2,860,773

Dilutive	2,860,773	2,860,773

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2023

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2021	2,860,773	$2,861	$1,914,819	$(1,915,802)	$1,878

Net loss	—	—	—	(63,899)	(63,899)

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(72,982)	(72,982)

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(72,982)	$(63,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	15,697	(2,950)
Increase in accrued interest - related party	10,500	2,411

Net cash used in operating activities	$(46,785)	$(64,438)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—
Proceeds from related party note payable	50,000	80,000

Net cash provided by financing activities	$50,000	$80,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,215	15,562

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,200	5,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,415	$21,200

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	—	—

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2023 and 2022, respectively.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2023 and 2022, the Company had no cash equivalents.

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

NEW ACCOUNTING STANDARDS

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. In U.S. Securities and Exchange Commission (SEC) Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles (GAAP) to the FASB for potential incorporation into the FASB Accounting Standards Codification® (Codification). The Codification is the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. ASU 2023-06 is the result of the Board’s decision to incorporate into the Codification 14 of the 27 disclosures referred by the SEC. Since we are already subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The adoption of this new guidance should not have any impact on the Company’s financial statements.

We reviewed other recently issued accounting pronouncements and concluded they are either not applicable or not expected to be material to our financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – INCOME TAXES

Income tax provision (benefit) consists of the following for the twelve months ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022

INCOME TAX PROVISION (BENEFIT):
Current
Federal	$—	$—
State, net of federal benefit	—	—
Valuation Allowance	—	—
Total current	—	—
Deferred:
Federal	(15,326)	1,996
State, net of federal benefit	(5,139)	(4,407)
Valuation Allowance	20,465	2,411
Total deferred	—	—
Total income tax provision (benefit)	$—	$—

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Twelve Months Ended
	December 31,
	2023		2022
	$	%	$	%

Federal income tax provision (benefit) at statutory rate	$(15,326)	21.0%	$(13,419)	21.0%
State tax expense net of federal tax benefit	(5,041)	6.9%	(4,407)	6.9%
Nondeductible expenses	—	0.0%	—	0.0%
Expiration of net operating losses	—	0.0%	15,415	(24.1)%
Return-to-provision adjustments	(98)	0.1%	—	0.0%
Change in valuation allowance	20,465	(28.0)%	2,411	(3.8)%
Income tax provision (benefit)	$—	0.0%	$—	0.0%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Twelve Months Ended
	December 31,
	2023	2022

DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$206,442	$189,084
Accruals	3,613	506
Total deferred tax assets	$210,055	$189,590
Valuation allowance	(210,055)	(189,590)
Net deferred tax assets	$—	$—

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2023, the Company has a federal net operating loss carry-forward of $747,754 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2026 and 2037, with the exception of $393,493 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2023, the Company has a state net operating loss carry-forward in California of $704,767 available to offset future state taxable income in that state. The Company’s remaining California net operating loss carry-forward will expire between 2028 and 2037, with the exception of 360,337 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

At December 31, 2023, the Company also has a state net operating loss carry-forward in Florida of $250,715 available to offset future state taxable income in that state. The Company’s remaining Florida net operating loss carry-forward will expire between 2026 and 2033. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Florida Income Tax Code. Because the Company no longer has taxable nexus in Florida, we do not expect to have taxable income there in the future. As a result, the Company permanently wrote off the related deferred tax assets. However, since the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, cumulative losses, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023. The valuation allowance at December 31, 2023 was $210,055, an increase of $20,465 from December 31, 2022 when the balance was $189,590. The valuation allowance increased due to additional tax losses in 2023.

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

U.S. federal income tax returns after 2019 remain open to examination. Generally, state income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2023, and December 31, 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023 and December 31, 2022, there were no penalties or interest recorded in income tax expense.

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 23, 2022, the Company executed a Revolving Promissory Note (the “Bronson Note”), in the principal amount of up to $200,000.00 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8%) per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The Bronson Note may be prepaid by the Company at any time without penalty.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

During the twelve months ended December 31, 2022 and December 31, 2023, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance January 1, 2022	$—	$—	$—	$—
Additions	30,000	1,782	50,000	629
Cash Payments	—	—	—	—
Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	3,076	50,000	7,424
Cash Payments	—	—	—	—
Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that there have been no events that have occurred that would require adjustments to the financial statements or related disclosures.

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

The Company’s principal executive officer has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s principal executive officer has concluded that based on his assessment, as of December 31, 2023, the Company’s procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented and compensating controls will be used to mitigate the risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Steven N. Bronson	58	Chairman, Chief Executive Officer and President
Leonard A. Hagan	72	Director

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2023, the Board of Directors met once to address annual recurring matters. Any business requiring Board action outside of this meeting was conducted via unanimous written consent procedures. In view of the Company’s lack of operations, during the year ended December 31, 2023, the Board of Directors did not form any committees. During the year ended December 31, 2023, all of the directors then in office participated in written consent resolutions of the Board of Directors.

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

On December 1, 2023 the Board of Directors dismissed MaloneBailey, LLC (“MaloneBailey”) as the Company’s independent registered public accounting firm, and approved the engagement of LMHS, P.C. (“LMHS”) as the Company’s independent registered public accounting firm for the year ending December 31, 2023 and the related interim periods.

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

To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

During the years ended December 31, 2023 and December 31, 2022, no compensation was paid to our officers or directors. None of our officers or directors held any unexercised stock options, unvested stock or equity incentive plan awards as of December 31, 2023.

On March 28, 2006, the Company entered into an employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company. The agreement provides that Mr. Bronson will not receive a salary; however, the Board of Directors in its discretion may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson’s employment agreement automatically renewed for the one-year period ending March 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 12, 2024 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) the sole executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. We have based percentage ownership of our common stock on 2,860,773 shares of our common stock outstanding as of December 31, 2023. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701.

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

		Number of		Percent
Name and Address	Company Position	Shares owned		of class

Steven N. Bronson	Chairman, CEO and President	2,672,362	¹	93.4%

Leonard A. Hagan	Director	40,000		1.4%

All directors and executive officers a group (2 persons)		2,712,362		94.8%

¹ This amount includes 34,358 shares owned by relatives of Mr. Bronson for which he possesses significant influence over voting and dispositive decisions. The amount also includes 711 shares of common stock owned by a third party for which Mr. Bronson has been given voting control.

The Company does not have any compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 23, 2022, the Company executed a Revolving Promissory Note (the “Bronson Note”), in the principal amount of up to $200,000 payable to Steven N. Bronson, the Company’s Chairman of the Board, President and Chief Executive Officer, pursuant to which Mr. Bronson may make loans to the Company from time to time. The Bronson Note has a maturity date of March 23, 2027, and provides for interest to accrue on the unpaid principal at a rate of eight percent (8%) per annum (calculated on the basis of a 360-day year), compounded quarterly and payable quarterly on the last business day of the calendar quarter. The Bronson Note may be prepaid by the Company at any time without penalty.

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

Under the Code of Ethics, officers and directors must report to the Board of Directors any activity that would cause or appear to cause a conflict of interest on his or her part. The Board of Directors recognizes that certain transactions present a heightened risk of conflicts of interest or the perception thereof. Therefore, all related party transactions are subject to review and approval by the Board of Directors.

Our Board of Directors evaluates the independence of its directors pursuant to the definition of independence provided in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The Board consists of Steven N. Bronson and Leonard A. Hagan. Our Board of Directors has determined that Mr. Hagan is independent and was independent at all times during 2023 while serving on the Board. Mr. Bronson does not qualify as independent as he is a company officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 1, 2023 the Board of Directors dismissed MaloneBailey, LLC (“MaloneBailey”) as the Company’s independent registered public accounting firm, and approved the engagement of LMHS, P.C. (“LMHS”) as the Company’s independent registered public accounting firm for the year ending December 31, 2023 and the related interim periods.

The following table presents fees billed by MaloneBailey, LLP, our prior independent registered public accounting firm during the fiscal years ended December 31, 2023 and December 31, 2022.

	2023	2022
Fees Incurred:
Audit Fees¹	$23,740	$23,000
Audit-Related Fees³	1,000	—
Tax Fees³	—	—
All Other Fees	—	—
Total Fees Incurred	$24,740	$23,000

Cash Payments
Audit Fees¹	$23,740	$23,000
Audit-Related Fees²	1,000	—
Tax Fees³	—	—
All Other Fees	—	—
Total Cash Payments	$24,740	$23,000
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

During the years ended December 31, 2023 and December 31, 2022, there were no other professional services provided by MaloneBailey, LLP that would have required the Board of Directors to consider their compatibility with maintaining independence.

The following table presents fees billed by LMHS, P.C., our current independent registered public accounting firm during the fiscal years ended December 31, 2023 and December 31, 2022.

	2023	2022
Fees Incurred:
Audit Fees¹	$10,000	$—
Audit-Related Fees³	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Fees Incurred	$10,000	$—

Cash Payments
Audit Fees¹	$—	$—
Audit-Related Fees²	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Cash Payments	$—	$—
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

During the years ended December 31, 2023 and December 31, 2022, there were no other professional services provided by LMHS, P.C. that would have required the Board of Directors to consider their compatibility with maintaining independence.

PART IV

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

Dated: March 12, 2024

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
March 12, 2024

/s/ Leonard Hagan

Leonard Hagan
Director
March 12, 2024