Form 10-Q
period 2024-03-31
RIDGEFIELD ACQUISITION CORP
filed 2024-05-13
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 27,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,452	$24,415

TOTAL ASSETS	$2,452	$24,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,837	$16,507
Related party note and interest payable	146,917	142,911

TOTAL LIABILITIES	165,754	159,418

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 2,860,773 on March 31, 2024 and December 31, 2023	2,861	2,861
Additional paid in capital	1,914,819	1,914,819
Accumulated deficit	(2,080,982)	(2,052,683)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(163,302)	(135,003)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,452	$24,415

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

OPERATING EXPENSES
General and administrative expenses	$(22,693)	$(18,116)

Total Operating Expenses	(22,693)	(18,116)

OPERATING LOSS	(22,693)	(18,116)

OTHER EXPENSE
Other expense	(1,600)	(1,100)
Interest expense	(4,006)	(1,843)

Total Other Expense	(5,606)	(2,943)

NET LOSS	$(28,299)	$(21,059)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	2,860,773	2,860,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three months Ended March 31, 2024 and 2023

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(21,059)	(21,059)

Balance, March 31, 2023	2,860,773	$2,861	$1,914,819	$(2,000,760)	$(83,080)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

Net loss	—	—	—	(28,299)	(28,299)

Balance, March 31, 2024	2,860,773	$2,861	$1,914,819	$(2,080,982)	$(163,302)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three months Ended
	March 31,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(28,299)	$(21,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	2,330	1,100
Increase in accrued interest - related party	4,006	1,843
Net cash used in operating activities	$(21,963)	$(18,116)

FINANCING ACTIVITIES
Proceeds from related party note payable	—	—

Net cash provided by financing activities	$—	$—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,963)	(18,116)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,415	21,200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,452	$3,084

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

The Company has an accumulated deficit balance as of March 31, 2024 and net loss during the three months ended March 31, 2024. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2024.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2023 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on the Company’s present or future consolidated financial statements.

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

During the three months ended March 31, 2023 and March 31, 2024 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

NOTE 3 – SUBSEQUENT EVENTS

On April 23, 2024, subsequent to the date of these financial statements, the Company sold 25,000,000 shares (the “Unregistered Shares”) of its Common Stock to its President and Chief Executive Officer, and a member of the Board of Directors, Steven N. Bronson (the “Purchaser”), at a price of $0.002 per share, for an aggregate purchase price of $50,000. Purchaser paid the purchase price for the Unregistered Shares in cash.

The Unregistered Shares were offered and sold exclusively to Purchaser, an executive officer and director of the Company and an accredited investor, in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Purchaser represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate representing the Shares issued in the transaction. The offer and sale of the Shares were made without any general solicitation or advertising.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended March 31, 2024 and 2023 we earned no revenues.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in these critical accounting policies since December 31, 2023.

Results of Operations

Revenues

During the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $28,299 during the three months ended March 31, 2024 as compared to a net loss of $21,059 during the three months ended March 31, 2023.

Because the Company’s operations are primarily administrative, the increase in net loss relates to an increase in general and administrative (G&A) expenses during the quarter and additional interest expense resulting from additional borrowings necessary to fund these expenses.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended March 31, 2024, the Company incurred G&A expenses of $22,693, an increase of $4,577 compared to G&A expenses of $18,116 during the three months ended March 31, 2023. The increase is largely attributable to professional fees related to compliance and expenses of maintaining our status as a public company. During the 2024 period we saw an increase in compliance costs related to filing SEC reports, as well as other related costs such as legal and audit fees.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $5,606 during the three months ended March 31, 2024, as compared to $2,943 during the three months ended March 31, 2023. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $4,006 during the three months ended March 31, 2024 compared to $1,843 during the three months ended March 31, 2023, primarily as a result of new borrowings. The remaining increase relates to state license fees.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of March 31, 2024, we had cash and cash equivalents of $2,452 and a working capital deficit of $33,302, excluding the related party debt principal. With the related party debt, we had a working capital deficit of $163,302.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2024.

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

While the cash received from the related party loans will satisfy the Company’s immediate financial needs, it will not by itself provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed. During the three months ended March 31, 2023 and March 31, 2024 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$50,000	$11,090

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

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. The intensity and duration of Israel’s current war is difficult to predict, as are such war’s implications on our business and operations.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2024, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: May 13, 2024

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer