Form 10-Q
period 2024-06-30
RIDGEFIELD ACQUISITION CORP
filed 2024-08-08
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 27,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,010	$24,415
Prepaid Expenses	400	—

TOTAL ASSETS	$36,410	$24,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,164	$16,507
Related party notes and interest payable	161,321	142,911

TOTAL LIABILITIES	168,485	159,418

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 27,860,773 on June 30, 2024 and 2,860,773 on December 31, 2023	27,861	2,861
Additional paid in capital	1,939,819	1,914,819
Accumulated deficit	(2,099,755)	(2,052,683)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(132,075)	(135,003)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$36,410	$24,415

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	$(14,079)	$(7,864)	$(36,772)	$(25,980)

Total Operating Expenses	(14,079)	(7,864)	(36,772)	(25,980)

OPERATING LOSS	(14,079)	(7,864)	(36,772)	(25,980)

OTHER EXPENSE
Other expense	(277)	(900)	(1,877)	(2,000)
Interest expense	(4,417)	(2,490)	(8,423)	(4,333)

Total Other Expense	(4,694)	(3,390)	(10,300)	(6,333)

NET LOSS	$(18,773)	$(11,254)	$(47,072)	$(32,313)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$—	$—	$—	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	21,816,817	2,860,773	12,338,795	2,860,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three months Ended June 30, 2024 and 2023

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(21,059)	(21,059)

Balance, March 31, 2023	2,860,773	$2,861	$1,914,819	$(2,000,760)	$(83,080)

Net loss	—	—	—	(11,254)	(11,254)

Balance, June 30, 2023	2,860,773	$2,861	$1,914,819	$(2,012,014)	$(94,334)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

Net loss	—	—	—	(28,299)	(28,299)

Balance, March 31, 2024	2,860,773	$2,861	$1,914,819	$(2,080,982)	$(163,302)

Issuance of common stock	25,000,000	25,000	25,000	—	50,000

Net loss	—	—	—	(18,773)	(18,773)

Balance, June 30, 2024	27,860,773	$27,861	$1,939,819	$(2,099,755)	$(132,075)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six months Ended
	June 30,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(47,072)	$(32,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(400)	—
Increase (decrease) in accounts payable and accrued expenses	(9,343)	4,522
Increase in accrued interest – related party	8,410	4,333
Net cash used in operating activities	$(48,405)	$(23,458)

FINANCING ACTIVITIES
Issuance of common stock	50,000	—
Proceeds from related party note payable	10,000	25,000

Net cash provided by financing activities	$60,000	$25,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,595	1,542

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,415	21,200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,010	$22,742

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$13	$—
Cash paid for income taxes	$—	$—

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

The Company has no principal operations or revenue - producing activities. The Company is pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

Going Concern and Liquidity

The Company has an accumulated deficit balance as of June 30, 2024 and net loss during the six months ended June 30, 2024. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2024.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2023 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six - month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

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

During the three and six months ended June 30, 2023 and June 30, 2024, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)

Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

On April 23, 2024, the Company sold 25,000,000 shares (the “Shares”) of its Common Stock to its President and Chief Executive Officer, (the “Purchaser”), at a price of $0.002 per share, for an aggregate purchase price of $50,000. Purchaser paid the purchase price for the Shares in cash.The Shares were offered and sold exclusively to Purchaser, an executive officer and director of the Company and an accredited investor, in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Purchaser represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate representing the Shares issued in the transaction. The offer and sale of the Shares were made without any general solicitation or advertising.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended June 30, 2024 and 2023, we earned no revenues.

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

Results of Operations

Revenues

During the six months ended June 30, 2024 and the six months ended June 30, 2023, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $18,773 during the three months ended June 30, 2024 as compared to a net loss of $11,254 during the three months ended June 30, 2023. For the six-month period ended June 30, 2024, the Company incurred a net loss of $47,072 as compared to a net loss of $32,313 during the six months ended June 30, 2023.

Because the Company’s operations are primarily administrative, the increase in net loss relates to an increase in general and administrative (G&A) expenses during the period and additional interest expense.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended June 30, 2024, the Company incurred G&A expenses of $14,079, an increase of $6,215 compared to G&A expenses of $7,864 during the three months ended June 30, 2023. The increase is largely attributable to the timing of professional fees related to compliance and expenses of maintaining our status as a public company.

During the six months ended June 30, 2024, the Company incurred G&A expenses of $36,772, an increase of $10,792 compared to G&A expenses of $25,980 during the six months ended June 30, 2023. The increase is largely attributable to additional compliance costs related to filing SEC reports, as well as other related costs such as legal and audit fees.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $4,694 during the three months ended June 30, 2024, as compared to $3,390 during the three months ended June 30, 2023. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $4,417 during the three months ended June 30, 2024 compared to $2,490 during the three months ended June 30, 2023, primarily as a result of new borrowings. The increase in interest expense was slightly offset by a $623 decrease in state license fees and franchise taxes.

For the six-months ended June 30, 2024, other expense was $10,300, as compared to $6,333 during the six months ended June 30, 2023, an increase of $3,967. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $8,423 during the six months ended June 30, 2024 compared to $4,333 during the six months ended June 30, 2023, primarily as a result of new borrowings.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2024. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans from related parties, and issuance of common stock.

As of June 30, 2024, we had cash and cash equivalents of $36,010 and working capital of $7,925, excluding the related party debt of $140,000. With the related party debt, we had a working capital deficit of ($132,075).

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

During the three and six months ended June 30, 2023 and June 30, 2024, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)

Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

On April 23, 2024, the Company sold 25,000,000 shares (the “Shares”) of its Common Stock to its President and Chief Executive Officer, (the “Purchaser”), at a price of $0.002 per share, for an aggregate purchase price of $50,000. Purchaser paid the purchase price for the Shares in cash. The Shares were offered and sold exclusively to Purchaser, an executive officer and director of the Company and an accredited investor, in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Purchaser represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate representing the Shares issued in the transaction. The offer and sale of the Shares were made without any general solicitation or advertising.

While the cash received from the sale of Shares, the Shareholder Note and the Qualstar Note will satisfy the Company’s immediate financial needs, it will not by itself have the capacity to provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds in order to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2024, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three or six months ended June 30, 2024 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: August 8, 2024

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer