Form 10-Q
period 2024-09-30
RIDGEFIELD ACQUISITION CORP
filed 2024-11-08
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 27,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,217	$24,415
Prepaid Expenses	2,200	—

TOTAL ASSETS	$21,417	$24,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$112	$16,507
Related party notes and interest payable	166,282	142,911

TOTAL LIABILITIES	166,394	159,418

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 27,860,773 on September 30, 2024 and 2,860,773 on December 31, 2023	27,861	2,861
Additional paid in capital	1,939,819	1,914,819
Accumulated deficit	(2,112,657)	(2,052,683)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(144,977)	(135,003)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$21,417	$24,415

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	$(7,741)	$(9,861)	$(44,513)	$(35,841)

Total Operating Expenses	(7,741)	(9,861)	(44,513)	(35,841)

OPERATING LOSS	(7,741)	(9,861)	(44,513)	(35,841)

OTHER EXPENSE
Other expense	(200)	(200)	(2,077)	(2,200)
Interest expense	(4,961)	(2,880)	(13,384)	(7,213)

Total Other Expense	(5,161)	(3,080)	(15,461)	(9,413)

NET LOSS	$(12,902)	$(12,941)	$(59,974)	$(45,254)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$—	$(0.01)	$—	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	27,860,773	2,860,773	17,550,554	2,860,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2022	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(21,059)	(21,059)

Balance, March 31, 2023	2,860,773	$2,861	$1,914,819	$(2,000,760)	$(83,080)

Net loss	—	—	—	(11,254)	(11,254)

Balance, June 30, 2023	2,860,773	$2,861	$1,914,819	$(2,012,014)	$(94,334)

Net loss	—	—	—	(12,941)	(12,941)

Balance, September 30, 2023	2,860,773	$2,861	$1,914,819	$(2,024,955)	$(107,275)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

Net loss	—	—	—	(28,299)	(28,299)

Balance, March 31, 2024	2,860,773	$2,861	$1,914,819	$(2,080,982)	$(163,302)

Issuance of common stock	25,000,000	25,000	25,000	—	50,000

Net loss	—	—	—	(18,773)	(18,773)

Balance, June 30, 2024	27,860,773	$27,861	$1,939,819	$(2,099,755)	$(132,075)

Net loss	—	—	—	(12,902)	(12,902)

Balance, September 30, 2024	27,860,773	$27,861	$1,939,819	$(2,112,657)	$(144,977)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine months Ended
	September 30,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(59,974)	$(45,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(2,200)	—
Increase (decrease) in accounts payable and accrued expenses	(16,395)	5,022
Increase in accrued interest – related party	13,371	7,213
Net cash used in operating activities	$(65,198)	$(33,019)

FINANCING ACTIVITIES
Issuance of common stock	50,000	—
Proceeds from related party note payable	10,000	25,000

Net cash provided by financing activities	$60,000	$25,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,198)	(8,019)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,415	21,200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,217	$13,181

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$13	$—
Cash paid for income taxes	$—	$—

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was incorporated under the laws of the State of Colorado on October 13, 1983. Effective September 23, 2006, the Company was reincorporated under the laws of the State of Nevada through the merger of the Company with a wholly owned subsidiary of the Company. Since July 2000, the Company has suspended all operations, except for necessary administrative matters.

The Company has no principal operations or revenue-producing activities. The Company is pursuing an acquisition strategy whereby it is seeking to arrange for a merger, acquisition or other business combination with a viable operating entity.

Going Concern and Liquidity

The Company has an accumulated deficit balance as of September 30, 2024 and net loss during the nine months ended September 30, 2024. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles of the United States applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2024.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2023 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

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

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10.0%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly.

During the three and nine months ended September 30, 2023 and September 30, 2024, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

Additions	—	799	—	2,081
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2023	$30,000	$3,977	$75,000	$5,647

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

Additions	—	1,240	—	3,721
Cash Payments	(—)	(—)	(—)	(—)

Balance September 30, 2024	$30,000	$8,154	$110,000	$18,128

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

Overview

Ridgefield Acquisition Corp. (“we”, “us”, “our”, “Ridgefield” or the “Company”) was originally incorporated as a Colorado corporation on October 13, 1983 under the name Ozo Diversified, Inc. On September 23, 2006, the Company filed Articles of Merger with the Secretary of State of the State of Nevada that effected the merger between the Company and a wholly owned subsidiary formed under the laws of the State of Nevada (“RAC-NV”), pursuant to the Articles of Merger, whereby RAC-NV was the surviving corporation. The merger changed the domicile of the Company from the State of Colorado to the State of Nevada. Furthermore, as a result of the Articles of Merger, the Company is authorized to issue 35,000,000 shares of capital stock consisting of 30,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended September 30, 2024 and 2023, we earned no revenues.

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

In many cases, the management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders’ advice and consent, or because of a requirement of state law to do so.

The Company may need additional funds to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that we will be able to obtain such additional funds, if needed. Even if we are able to obtain additional funds, there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in these critical accounting policies since December 31, 2023.

Results of Operations

Revenues

During the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the Company earned no revenues from operations. Overall, the Company incurred a net loss of $12,902 during the three months ended September 30, 2024 as compared to a net loss of $12,941 during the three months ended September 30, 2023. For the nine-month period ended September 30, 2024, the Company incurred a net loss of $59,974 as compared to a net loss of $45,254 during the nine months ended September 30, 2023.

Because the Company’s operations are primarily administrative, the increase in net loss relates to an increase in general and administrative (G&A) expenses during the nine-month period, and additional interest expense.

General and Administrative Expenses

G&A expenses consist of professional fees, service charges, office expenses and similar items.

During the three months ended September 30, 2024, the Company incurred G&A expenses of $7,741, a decrease of $2,120 compared to G&A expenses of $9,861 during the three months ended September 30, 2023. The decrease is largely attributable to the timing of professional fees related to compliance and expenses of maintaining our status as a public company.

During the nine months ended September 30, 2024, the Company incurred G&A expenses of $44,513, an increase of $8,772 compared to G&A expenses of $35,841 during the nine months ended September 30, 2023. The increase is largely attributable to additional compliance costs related to filing SEC reports, as well as other related costs such as legal and audit fees.

Other Expense

Other expense primarily represents state licenses, filing fees, minimum tax expense and net interest expense.

Other expense increased to $5,161 during the three months ended September 30, 2024, as compared to $3,080 during the three months ended September 30, 2023. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $4,961 during the three months ended September 30, 2024 compared to $2,880 during the three months ended September 30, 2023, primarily as a result of new borrowings.

For the nine-months ended September 30, 2024, other expense was $15,461, as compared to $9,413 during the nine months ended September 30, 2023, an increase of $6,048. Most of the increase relates to additional interest expense. The Company incurred net interest expense of $13,384 during the nine months ended September 30, 2024 compared to $7,213 during the nine months ended September 30, 2023, primarily as a result of new borrowings.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2024. Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans from related parties, and issuance of common stock.

As of September 30, 2024, we had cash and cash equivalents of $19,217 and a working capital deficit of ($4,977), excluding the related party debt of $140,000. With the related party debt, we had a working capital deficit of ($144,977).

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

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10.0%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly.

During the three and nine months ended September 30, 2023 and September 30, 2024, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2022	$30,000	$1,782	$50,000	$629

Additions	—	669	—	1,174
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2023	$30,000	$2,451	$50,000	$1,803

Additions	—	727	25,000	1,763
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2023	$30,000	$3,178	$75,000	$3,566

Additions	—	799	—	2,081
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2023	$30,000	$3,977	$75,000	$5,647

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

Additions	—	1,240	—	3,721
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2024	$30,000	$8,154	$110,000	$18,128

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

Economy and Inflation

In 2024, inflation remains elevated, though cooling from 2022 peaks, driven by persistent supply chain disruptions, geopolitical tensions, and wage pressures, impacting operational costs and consumer demand. We do not believe inflation has had a material effect on our Company’s results of operations. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2024, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three or nine months ended September 30, 2024 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company’s Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company’s Schedule 14A filed on May 26, 2006

31*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
*	Filed herewith.
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

Dated: November 8, 2024

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer