Form 10-K
period 2024-12-31
RIDGEFIELD ACQUISITION CORP
filed 2025-03-14
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $40,071 computed by reference to the most recent closing price prior to that date.

As of March 14, 2025, the registrant had 27,860,773 shares of common stock issued and outstanding.

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

As of December 31, 2024, Bio-Medical had 35,000,000 shares of capital stock authorized for issuance consisting of (1) 30,000,000 shares of common stock par value $.001 per share; and (2) 5,000,000 shares of preferred stock par value $.01 per share. Bio-Medical has 1,140,773 shares of its common stock issued and outstanding, all of which are owned by the Company. Bio-Medical has no shares of preferred stock issued or outstanding. A copy of the Articles of Incorporation and bylaws of Bio-Medical are attached to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 3.6 and Exhibit 3.7, respectively, and such documents are incorporated herein by reference.

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Act. Accordingly, during the years ended December 31, 2024 and December 31, 2023 we earned no revenues.

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

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

As a company with no ongoing business operations, the Company currently has limited exposure to cybersecurity risks. However, we recognize the importance of maintaining secure information systems and protecting sensitive data, including corporate records and investor-related information.

We have implemented basic cybersecurity measures, including access controls, secure data storage, and third-party monitoring of our IT infrastructure. Given our lack of operations, we do not anticipate that cybersecurity threats will have a material impact on our financial condition or business strategy. If we pursue an acquisition or commence business operations in the future, we intend to reassess and enhance our cybersecurity risk management framework as necessary.

Cybersecurity Governance

Our board of directors oversees cybersecurity risk as part of its general risk management responsibilities. Given our limited operations, the board does not currently have a dedicated cybersecurity committee or officer. However, cybersecurity matters are discussed as needed, particularly in the context of potential business combinations or transactions that may introduce new risks.

Material Cybersecurity Incidents

During the fiscal year ended December 31, 2024, we did not experience any material cybersecurity incidents. Given our current operational status, we do not believe cybersecurity risks have materially affected, or are reasonably likely to materially affect, our financial condition or results of operations.

ITEM 2. PROPERTIES.

The Company maintains an administrative office at 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701, which serves as its principal office. Steven N. Bronson, the Company’s Chairman, President, CEO, and majority shareholder, primarily works remotely from his private office in Bellevue, Washington, at his own expense.

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

COMMON STOCK
Year/Fiscal Period	High ($)	Low ($)
2024
Fourth Quarter	0.27	0.27
Third Quarter	0.27	0.27
Second Quarter	0.27	0.27
First Quarter	0.27	0.27

2023
Fourth Quarter	0.27	0.20
Third Quarter	0.20	0.20
Second Quarter	0.20	0.20
First Quarter	3.00	0.20

Holders of Record

As of March 14, 2025, the Company had approximately 644 shareholders of record of its common stock, $0.001 par value. The Company has not issued any preferred stock.

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

ITEM 6. RESERVED

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Securities Exchange Act of 1934. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the twelve months ended December 31, 2024 and 2023 we earned no revenues.

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

Results of Operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023

Revenues

The Company earned no revenues from operations during the years ended December 31, 2024 and December 31, 2023. The net loss for 2024 was $67,552, compared to $72,982 in 2023. This decrease in net loss reflects reductions in general and administrative (G&A) expenses partially offset by higher interest expense.

General and Administrative Expenses

G&A expenses, which include professional fees, service charges, office expenses, and similar items, totaled $51,683 for the year ended December 31, 2024, compared to $60,082 for the prior year, a decrease of $8,399. This decline is primarily due to professional fees. In 2023, the Company incurred approximately $15,000 in additional audit-related fees related to the transition between its former and current independent registered public accounting firms, as well as higher annual audit fees. Looking ahead, we anticipate annual increases in compliance costs, public company expenses, and fees for due diligence on potential transactions.

Other Expenses

Other expenses, which include state licenses, filing fees, minimum tax expense, and net interest expense, increased to $15,869 for the year ended December 31, 2024, compared to $12,900 for the prior year. This increase was primarily driven by higher net interest expense, which rose to $13,591 in 2024 from $10,500 in 2023. The increase reflects the growth in underlying principal balances and the duration they were outstanding. This trend is expected to continue.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of December 31, 2024, we had cash and cash equivalents of $16,949 and working capital of $13,934, excluding the related party debt. With the related party debt, we had a working capital deficit of ($152,555).

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2024.

Historically, the Company satisfied its working capital needs from related party loans and equity infusions, primarily from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder, and entities that he controls.

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

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10.0%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. As of the date of issuance of these financial statements, Qualstar has not made a demand for payment.

During the twelve months ended December 31, 2023 and December 31, 2024, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance January 1, 2023	$30,000	$1,782	$50,000	$629

Additions	—	3,076	50,000	7,424
Cash Payments	—	—	—	—
Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	2,455	10,000	11,123
Cash Payments	—	—	—	—
Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

On April 23, 2024, the Company sold 25,000,000 shares (the “Shares”) of its Common Stock to Mr. Bronson, at a price of $0.002 per share, for an aggregate purchase price of $50,000. Mr. Bronson paid the purchase price for the Shares in cash. The Shares were offered and sold exclusively to Mr. Bronson in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Mr. Bronson represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate representing the Shares issued in the transaction. The offer and sale of the Shares were made without any general solicitation or advertising.

While the cash received from the related party loans and equity transactions will satisfy the Company’s immediate financial needs, it will not by itself provide the Company with sufficient capital to finance a merger, acquisition or business combination between the Company and a viable operating entity. The Company may need additional funds to complete a merger, acquisition or business combination between the Company and a viable operating entity. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Going Concern

The Company has an accumulated deficit balance as of December 31, 2024 and net loss during the year ended December 31, 2024. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2025.

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

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2025. We do not believe inflation has had a material effect on our Company’s results of operations. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ridgefield Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgefield Acquisition Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ LMHS, P.C.

We have served as the Company’s auditor since 2023.

Norwell, Massachusetts

March 14, 2025

PART I:   FINANCIAL INFORMATION

Item 1.      Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,949	$24,415
Prepaid Expenses	500	—

TOTAL ASSETS	$17,449	$24,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,515	$16,507
Related party note and interest payable	166,489	142,911

TOTAL LIABILITIES	170,004	159,418

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 27,860,773 on December 31, 2024 and 2,860,773 on December 31, 2023	27,861	2,861
Additional paid in capital	1,939,819	1,914,819
Accumulated deficit	(2,120,235)	(2,052,683)

TOTAL STOCKHOLDERS' DEFICIT	(152,555)	(135,003)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$17,449	$24,415

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended
	December 31,
	2024	2023
OPERATING EXPENSES
General and administrative expenses	$(51,683)	$(60,082)

Total Operating Expenses	(51,683)	(60,082)

OPERATING LOSS	(51,683)	(60,082)

OTHER EXPENSE
Other expense	(2,278)	(2,400)
Interest expense	(13,591)	(10,500)

Total Other Expense	(15,869)	(12,900)

NET LOSS	$(67,552)	$(72,982)

NET LOSS PER COMMON SHARE
Basic	$0.00	$(0.03)

Dilutive	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	20,142,194	2,860,773

Dilutive	20,142,194	2,860,773

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2024

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, January 1, 2023	2,860,773	$2,861	$1,914,819	$(1,979,701)	$(62,021)

Net loss	—	—	—	(72,982)	(72,982)

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

Issuance of common stock	25,000,000	25,000	25,000	—	50,000

Net loss	—	—	—	(67,552)	(67,552)

Balance, December 31, 2024	27,860,773	$27,861	$1,939,819	$(2,120,235)	$(152,555)

See accompanying notes to these consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(67,552)	$(72,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(500)	—
Increase (decrease) in accounts payable and accrued expenses	(12,992)	15,697
Increase in accrued interest - related party	13,578	10,500

Net cash used in operating activities	$(67,466)	$(46,785)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	—
Proceeds from related party note payable	10,000	50,000

Net cash provided by financing activities	$60,000	$50,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,466)	3,215

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,415	21,200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,949	$24,415

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	—	—

Cash paid for interest	$13	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations. Management is aware that its current cash resources may not be adequate to fund its operations for the following year. The Company cannot provide any assurance as to when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from those estimates.

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present the company's financial position and results of operations in accordance with generally accepted accounting principles (GAAP). The policies discussed below include those that management has determined to be the most appropriate in preparing the company's financial statements and are not discussed in a separate footnote.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Income Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive convertible equity instruments consisting of options. There is no difference in the calculation of basic and diluted income per share for 2024 and 2023, respectively.

Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with a maturity of 90 days or less at the time of purchase. At December 31, 2024 and 2023, the Company had no cash equivalents, and all cash balances were held in a large commercial bank insured by the Federal Deposit Insurance Corporation (FDIC).

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

NEW ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for the Company’s annual periods beginning January 1, 2024, and will become effective for interim periods within fiscal years beginning January 1, 2025. The Company only operates in a single segment, and this guidance had no impact on the Company’s consolidated financial statements or its disclosures.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to income tax disclosure. This guidance modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign operations) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign operations). This guidance also requires entities to disclose their income tax payments to international, federal and state and local jurisdictions. This guidance becomes effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company expects this guidance to only impact its disclosures and have no material impact on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on the Company’s present or future consolidated financial statements.

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

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10.0%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly. As of the date of issuance of these financial statements, Qualstar has not made a demand for payment.

During the twelve months ended December 31, 2023 and December 31, 2024, the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance January 1, 2023	$30,000	$1,782	$50,000	$629
Additions	—	3,076	50,000	7,424
Cash Payments	—	—	—	—
Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	2,455	10,000	11,123
Cash Payments	—	—	—	—
Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

On April 23, 2024, the Company sold 25,000,000 shares (the “Shares”) of its Common Stock to Mr. Bronson, at a price of $0.002 per share, for an aggregate purchase price of $50,000. Mr. Bronson paid the purchase price for the Shares in cash. The Shares were offered and sold exclusively to Mr. Bronson in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Mr. Bronson represented his intentions to acquire the

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate representing the Shares issued in the transaction. The offer and sale of the Shares were made without any general solicitation or advertising.

NOTE 3 – INCOME TAXES

Income tax provision (benefit) consists of the following for the twelve months ended December 31, 2024 and 2023:

	Years Ended
	December 31,
	2024	2023

INCOME TAX PROVISION (BENEFIT):
Current
Federal	$—	$—
State, net of federal benefit	—	—
Valuation Allowance	—	—
Total current	—	—
Deferred:
Federal	(14,170)	(15,326)
State, net of federal benefit	(4,450)	(5,139)
Valuation Allowance	18,620	20,465
Total deferred	—	—
Total income tax provision (benefit)	$—	$—

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	Twelve Months Ended
	December 31,
	2024		2023
	$	%	$	%

Federal income tax provision (benefit) at statutory rate	$(14,186)	21.0%	$(15,326)	21.0%
State tax expense net of federal tax benefit	(4,767)	7.0%	(5,041)	6.9%
Nondeductible expenses	16	0.0%	—	0.0%
Expiration of net operating losses	—	0.0%	—	0.0%
Return-to-provision adjustments	317	(0.5)%	(98)	0.1%
Change in valuation allowance	18,620	(27.5)%	20,465	(28.0)%
Income tax provision (benefit)	$—	0.0%	$—	0.0%

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	Twelve Months Ended
	December 31,
	2024	2023

DEFERRED TAX ASSETS, NET
Net operating loss carryforward	$221,262	$206,442
Related party accruals	7,413	3,613
Total deferred tax assets	$228,675	$210,055
Valuation allowance	(228,675)	(210,055)
Net deferred tax assets	$—	$—

At December 31, 2024, the Company has a federal net operating loss carry-forward of $801,649 available to offset future federal taxable income. The Company’s remaining federal net operating loss carry-forward will expire between 2026 and 2037, with the exception of $447,388 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

At December 31, 2024, the Company has a state net operating loss carry-forward in California of $757,723 available to offset future state taxable income in that state. The Company’s remaining California net operating loss carry-forward will expire between 2028 and 2037, with the exception of $413,293 which may be carried forward indefinitely. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the California Revenue and Taxation Code.

At December 31, 2024, the Company also has a state net operating loss carry-forward in Florida of $250,715 available to offset future state taxable income in that state. The Company’s remaining Florida net operating loss carry-forward will expire between 2026 and 2033. Utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Florida Income Tax Code. Because the Company no longer has taxable nexus in Florida, we do not expect to have taxable income there in the future. As a result, the Company permanently wrote off the related deferred tax assets. However, since the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, cumulative losses, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2024. The valuation allowance at December 31, 2024 was $228,675, an increase of $18,620 from December 31, 2023 when the balance was $210,055. The valuation allowance increased due to additional tax losses in 2024, and additional related party accruals, which are not deductible until paid.

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

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

U.S. federal income tax returns after 2020 remain open to examination. Generally, state income tax returns after 2018 remain open to examination. No income tax returns are currently under examination. The Company has state net operating loss (NOL) carryforwards that may not be recognized by certain jurisdictions, including California. However, as the deferred tax asset associated with these NOLs is fully offset by a valuation allowance, no liability for uncertain tax positions has been recorded.

As of December 31, 2024, and December 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2024 and December 31, 2023, there were no penalties or interest recorded in income tax expense.

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

The Company’s principal executive officer has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s principal executive officer has concluded that based on his assessment, as of December 31, 2024, the Company’s procedures of internal control over financial reporting were not effective due to two identified material weaknesses: a) we lack an audit committee and b) we have limited or no segregation of duties. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented and compensating controls will be used to mitigate the risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2024. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	59	Chairman, Chief Executive Officer and President
Leonard A. Hagan	73	Director

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Currently the directors serve without compensation.

Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2024, the Board of Directors met once to address annual recurring matters. Any business requiring Board action outside of this meeting was conducted via unanimous written consent procedures. Related party matters involving a member of the Board were conducted via sole written consent of the non-abstaining Board member. In view of the Company’s lack of operations, during the year ended December 31, 2024, the Board of Directors did not form any committees. During the year ended December 31, 2024, all of the directors then in office participated in written consent resolutions of the Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

In view of the Company’s lack of operations, the Board of Directors did not form an Audit Committee. Instead, the full Board of Directors assumes the responsibility of an Audit Committee. The full Board consists of Steven N. Bronson and Leonard A. Hagan. The Audit Committee related functions of the Board are the appointment of independent auditors for the Company and analyzing the reports and recommendations of such auditors. The Board also monitors the adequacy and effectiveness of the Company’s financial controls and reporting procedures. The Board does not meet on a regular basis, but only as circumstances require. Due the size of the Company and its lack of current operations, the Board has not designated a financial expert.

On December 1, 2023 the Board of Directors dismissed MaloneBailey, LLC (“MaloneBailey”) as the Company’s independent registered public accounting firm, and approved the engagement of LMHS, P.C. (“LMHS”) as the Company’s independent registered public accounting firm for the year ending December 31, 2023 and the subsequent interim periods.

Code of Ethics

At a meeting of the Board of Directors of the Company held on March 25, 2004, the Company adopted a Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to the Company’s Form 10-KSB for the year ended December 31, 2003 and is incorporated herein by reference.

Insider Trading Policy

The Company has adopted an insider trading policy that applies to its directors and officers, and potentially would apply to employees should the Company employ non-officers in the future. The policy is designed to prevent the improper use of material nonpublic information in securities transactions and to promote compliance with applicable insider trading laws.

Given that the Company currently has no operations, transactions in its securities are limited. However, the policy prohibits trading in the Company’s securities while in possession of material nonpublic information and restricts the use of trading plans under Rule 10b5-1. It also establishes blackout periods and pre-clearance procedures for directors and officers.

The Company’s insider trading policy is not currently posted on its website. A copy of the policy is included as Exhibit 19.1 filed as part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

During the years ended December 31, 2024 and December 31, 2023, no compensation was paid to our officers or directors. None of our officers or directors held any unexercised stock options, unvested stock or equity incentive plan awards as of December 31, 2024.

On March 28, 2006, the Company entered into an employment agreement with Steven N. Bronson appointing Mr. Bronson to serve as the chief executive officer and the president of the Company. The agreement provides that Mr. Bronson will not receive a salary; however, the Board of Directors in its discretion may determine to compensate Mr. Bronson. The term of the agreement is for a one (1) year period automatically renews for additional one (1) year periods provided it is not terminated. Mr. Bronson’s employment agreement automatically renewed for the one-year period ending March 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 14, 2025 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) the sole executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. We have based percentage ownership of our common stock on 27,860,773 shares of our common stock outstanding as of December 31, 2024. Unless otherwise indicated, the address of each person named in the table below is c/o Ridgefield Acquisition Corp., 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701.

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

		Number of		Percent
Name and Address	Company Position	Shares owned		of class

Steven N. Bronson	Chairman, CEO and President	27,672,362	¹	99.3%

Leonard A. Hagan	Director	40,000		0.1%

All directors and executive officers a group (2 persons)		27,712,362		99.4%

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

On September 27, 2022, the Company executed a Revolving Promissory Note (the “Qualstar Note”), payable to Qualstar Corporation (“Qualstar”). Mr. Bronson is the President and CEO of Qualstar Corporation, as well as its largest shareholder. Under the terms of the Qualstar Note, Qualstar may (but is not required to) make loans to the Company from time to time upon request by the Company, up to a maximum principal amount of $200,000 outstanding at any time. The Note may be prepaid by the Company at any time without penalty and is repayable on demand by Qualstar on or after December 31, 2024. The Note provides for interest to accrue on the outstanding principal balance at a rate of ten percent (10.0%) per annum (calculated on the basis of a 360-day year), compounded and payable quarterly.As of the date of issuance of these financial statements, Qualstar has not made a demand for payment.

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

Our Board of Directors evaluates the independence of its directors pursuant to the definition of independence provided in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The Board consists of Steven N. Bronson and Leonard A. Hagan. Our Board of Directors has determined that Mr. Hagan is independent and was independent at all times during 2024 while serving on the Board. Mr. Bronson does not qualify as independent as he is a company officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 1, 2023 the Board of Directors dismissed MaloneBailey, LLC (“MaloneBailey”) as the Company’s independent registered public accounting firm, and approved the engagement of LMHS, P.C. (“LMHS”) as the Company’s independent registered public accounting firm for the year ending December 31, 2023 and subsequent periods.

The following table presents fees billed by MaloneBailey, LLP, our prior independent registered public accounting firm during the fiscal years ended December 31, 2024 and December 31, 2023.

	2024	2023
Fees Incurred:
Audit Fees¹	$—	$23,740
Audit-Related Fees²	5,000	1,000
Tax Fees³	—	—
All Other Fees	—	—
Total Fees Incurred	$5,000	$24,740

Cash Payments
Audit Fees¹	$—	$23,740
Audit-Related Fees²	5,000	1,000
Tax Fees³	—	—
All Other Fees	—	—
Total Cash Payments	$5,000	$24,740
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

During the years ended December 31, 2024 and December 31, 2023, there were no other professional services provided by MaloneBailey, LLP that would have required the Board of Directors to consider their compatibility with maintaining independence.

The following table presents fees billed by LMHS, P.C., our current independent registered public accounting firm during the fiscal years ended December 31, 2024 and December 31, 2023.

	2024	2023
Fees Incurred:
Audit Fees¹	$15,000	$10,000
Audit-Related Fees²	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Fees Incurred	$15,000	$10,000

Cash Payments
Audit Fees¹	$22,500	$—
Audit-Related Fees²	—	—
Tax Fees³	—	—
All Other Fees	—	—
Total Cash Payments	$22,500	$—
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

During the years ended December 31, 2024 and December 31, 2023, there were no other professional services provided by LMHS, P.C. that would have required the Board of Directors to consider their compatibility with maintaining independence.

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

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix C of the Company’s Schedule 14A filed on May 26, 2006.

3.2	Bylaws for Ridgefield Acquisition Corp., a Nevada corporation, incorporated by reference to Appendix D of the Company’s Schedule 14A filed on May 26, 2006.

4.1*	Description of the Registrant’s Securities.

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

14	Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the period ended December 31 2023.

31*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
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

Dated: March 14, 2025

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
March 14, 2025

/s/ Leonard Hagan

Leonard Hagan
Director
March 14, 2025