Form 10-Q
period 2025-03-31
RIDGEFIELD ACQUISITION CORP
filed 2025-05-09
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 27,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	12,319	16,949
Prepaid Expenses	$500	$500

TOTAL ASSETS	$12,819	$17,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,865	$3,515
Related party note and interest payable	196,064	166,489

TOTAL LIABILITIES	198,929	170,004

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding - 27,860,773 on March 31, 2025 and December 31, 2024	27,861	27,861
Additional paid in capital	1,939,819	1,939,819
Accumulated deficit	(2,153,790)	(2,120,235)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(186,110)	(152,555)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$12,819	$17,449

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

OPERATING EXPENSES
General and administrative expenses	$(28,080)	$(22,693)

Total Operating Expenses	(28,080)	(22,693)

OPERATING LOSS	(28,080)	(22,693)

OTHER EXPENSE
Other expense	(900)	(1,600)
Interest expense	(4,575)	(4,006)

Total Other Expense	(5,475)	(5,606)

NET LOSS	$(33,555)	$(28,299)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	27,860,773	2,860,773

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three months Ended March 31, 2025 and 2024

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

Net loss	—	—	—	(28,299)	(28,299)

Balance, March 31, 2024	2,860,773	$2,861	$1,914,819	$(2,080,982)	$(163,302)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2024	27,860,773	$27,861	$1,939,819	$(2,120,235)	$(152,555)

Net loss	—	—	—	(33,555)	(33,555)

Balance, March 31, 2025	27,860,773	$27,861	$1,939,819	$(2,153,790)	$(186,110)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three months Ended
	March 31,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(33,555)	$(28,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(650)	2,330
Increase in accrued interest – related party	4,575	4,006
Net cash used in operating activities	$(29,630)	$(21,963)

FINANCING ACTIVITIES
Proceeds from related party note payable	25,000	—

Net cash provided by financing activities	$25,000	$—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,630)	(21,963)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,949	24,415

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,319	$2,452

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

The Company has an accumulated deficit balance as of March 31, 2025 and net loss during the three months ended March 31, 2025. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2025.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance was effective for the Company’s annual periods beginning January 1, 2024 and interim periods within fiscal years beginning January 1, 2025. The Company only operates in a single segment, and this guidance had no impact on the Company’s consolidated financial statements or its disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments provide for more detailed disaggregation of expenses. The standard is effective beginning with the December 2027 annual financial statements and interim periods thereafter, with early adoption permitted. We are currently evaluating the disclosure impact of the adoption of this update. This ASU does not impact our consolidated financial position, results of operations or cash flows.

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

During the three months ended March 31, 2024 and March 31, 2025 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

Additions	—	665	25,000	3,910
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2025	$30,000	$7,978	$135,000	$23,086

On April 23, 2024 the Company sold 25,000,000 shares (the “Unregistered Shares”) of its Common Stock to its President and Chief Executive Officer, and a member of the Board of Directors, Steven N. Bronson (the “Purchaser”), at a price of $0.002 per share, for an aggregate purchase price of $50,000. Purchaser paid the purchase price for the Unregistered Shares in cash.

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

NOTE 3 – SUBSEQUENT EVENTS

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months ended March 31, 2025 and 2024 we earned no revenues.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A description of our critical accounting policies and judgments used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in these critical accounting policies since December 31, 2024.

Results of Operations

Revenues

For the three months ended March 31, 2025, and March 31, 2024, the Company did not generate any revenues from operations.

The Company reported a net loss of $33,555 for the three months ended March 31, 2025, compared to a net loss of $28,299 for the same period in 2024. This increase in net loss is primarily due to higher general and administrative (G&A) expenses and increased interest expense, both related to the continued funding of our operations.

General and Administrative Expenses

G&A expenses include professional fees, service charges, office expenses, and other administrative costs.

G&A expenses for the three months ended March 31, 2025 totaled $28,080, an increase of $5,387 compared to $22,693 for the same period in 2024. The increase is primarily attributable to higher professional fees associated with maintaining our status as a public company. These include increased compliance costs for preparing and filing SEC reports, as well as related legal and audit expenses.

We anticipate these compliance-related expenses to remain a recurring component of our operating costs as long as we are a public reporting company.

Other Expense

Other expenses primarily consist of state license and filing fees, minimum franchise or excise taxes, and net interest expense.

Total other expense for the three months ended March 31, 2025 was $5,475, slightly lower than $5,606 in the same period of 2024. The modest decrease is due to a $700 reduction in state filing fees, which reflects the timing of fee assessments. These deferred fees are expected to be incurred in the second quarter of 2025.

Net interest expense increased by $569, from $4,006 inthe three-month period ended March 31, 2024 to $4,575 in the same period ended March 31, 2025. This increase reflects higher borrowings late in the quarter to support ongoing administrative operations.

Outlook

As of March 31, 2025, the Company continues to operate without generating revenue from core business operations. Our primary focus remains on maintaining compliance with public company requirements while evaluating potential opportunities to deploy capital and grow the business.

We anticipate that G&A expenses will remain elevated in future periods, driven primarily by recurring professional fees, legal and audit costs, and regulatory compliance requirements. These costs are expected to continue as long as we maintain our public company status.

We also expect interest expense to increase modestly over the remainder of 2025 if additional borrowings are required to support operations. Management is evaluating various financing options to ensure continued liquidity and the ability to meet near-term obligations.

Looking ahead, the Company remains in an administrative and planning phase. We are actively exploring strategic alternatives, including potential business combinations, asset acquisitions, or other transactions that may create long-term value for shareholders. However, there can be no assurance that any such opportunities will be identified or consummated.

In the interim, management is committed to prudent cost management and disciplined financial stewardship. We believe that maintaining a strong administrative foundation will position the Company to respond quickly and effectively should a viable opportunity arise.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of March 31, 2025, we had cash and cash equivalents of $12,319 and a working capital deficit of $21,110, excluding the related party debt principal. With the related party debt, we had a working capital deficit of $186,110.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2025.

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

During the three months ended March 31, 2024 and March 31, 2025 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

Additions	—	665	25,000	3,910
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2025	$30,000	$7,978	$135,000	$23,086

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2025, particularly with uncertainty surrounding the United States developing policy on trade and tariffs. We do not believe inflation has had a material effect on our Company’s results of operations. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of March 31, 2025, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: May 9, 2025

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer