Form 10-Q
period 2025-06-30
RIDGEFIELD ACQUISITION CORP
filed 2025-08-08
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 27,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	3,277	16,949
Prepaid Expenses	$—	$500

TOTAL ASSETS	$3,277	$17,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,485	$3,515
Related party note and interest payable	200,814	166,489

TOTAL LIABILITIES	202,299	170,004

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding – 27,860,773 on June 30, 2025 and December 31, 2024	27,861	27,861
Additional paid-in capital	1,939,819	1,939,819
Accumulated deficit	(2,166,702)	(2,120,235)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(199,022)	(152,555)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,277	$17,449

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative expenses	$(7,262)	$(14,079)	$(35,342)	$(36,772)

Total Operating Expenses	(7,262)	(14,079)	(35,342)	(36,772)

OPERATING LOSS	(7,262)	(14,079)	(35,342)	(36,772)

OTHER EXPENSE
Other expense	(900)	(277)	(1,800)	(1,877)
Interest expense	(4,750)	(4,417)	(9,325)	(8,423)

Total Other Expense	(5,650)	(4,694)	(11,125)	(10,300)

NET LOSS	$(12,912)	$(18,773)	$(46,467)	$(47,072)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	27,860,773	21,816,817	27,860,773	12,338,795

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

Net loss	—	—	—	(28,299)	(28,299)

Balance, March 31, 2024	2,860,773	$2,861	$1,914,819	$(2,080,982)	$(163,302)

Issuance of common stock	25,000,000	25,000	25,000	—	50,000

Net loss	—	—	—	(18,773)	(18,773)

Balance, June 30, 2024	27,860,773	$27,861	$1,939,819	$(2,099,755)	$(132,075)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2024	27,860,773	$27,861	$1,939,819	$(2,120,235)	$(152,555)

Net loss	—	—	—	(33,555)	(33,555)

Balance, March 31, 2025	27,860,773	$27,861	$1,939,819	$(2,153,790)	$(186,110)

Net loss	—	—	—	(12,912)	(12,912)

Balance, June 30, 2025	27,860,773	$27,861	$1,939,819	$(2,166,702)	$(199,022)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(46,467)	$(47,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	500	(400)
Decrease in accounts payable and accrued expenses	(2,030)	(9,343)
Increase in accrued interest – related party	9,325	8,410
Net cash used in operating activities	$(38,672)	$(48,405)

FINANCING ACTIVITIES
Issuance of common stock	—	50,000
Proceeds from related party note payable	25,000	10,000

Net cash provided by financing activities	$25,000	$60,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,672)	11,595

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,949	24,415

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,277	$36,010

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$13
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

The Company has an accumulated deficit balance as of June 30, 2025 and net loss during the three and six months ended June 30, 2025. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2025.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

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

During the three and six months ended June 30, 2024 and June 30, 2025 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

Additions	—	665	25,000	3,910
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2025	$30,000	$7,978	$135,000	$23,086

Additions	—	765	—	3,985
Cash Payments	(—)	(—)	(—)	(—)

Balance June 30, 2025	$30,000	$8,743	$135,000	$27,071

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months and six months ended June 30, 2025 and 2024 we earned no revenues.

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

In many cases, management of the Company will have the authority to complete acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders’ advice and consent, or because of a requirement of state law to do so.

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

Results of Operations

Revenues and Net Loss

For the three and six months ended June 30, 2025 and 2024, the Company did not generate any revenues from operations.

The Company reported a net loss of $12,912 for the three months ended June 30, 2025, compared to $18,773 for the same period in 2024. The reduction in net loss primarily reflects lower general and administrative (G&A) expenses during the 2025 period, due to elevated legal costs incurred in the prior year.

For the six months ended June 30, 2025, the net loss was $46,467, a modest improvement from $47,072 in the same period in 2024. The slight decrease reflects a reduction in G&A expenses, partially offset by increased interest expense associated with ongoing funding of the Company’s administrative operations.

General and Administrative Expenses

G&A expenses consist primarily of professional fees, service charges, office expenses, and other administrative costs necessary to maintain operations and regulatory compliance.

For the three months ended June 30, 2025, G&A expenses totaled $7,262, a decrease of $6,817 compared to $14,079 in the prior year. The 2024 period included elevated legal fees related to the sale of unregistered shares in April 2024. The decrease in 2025 was only partially offset by increased administrative costs incurred in connection with maintaining public company status.

For the six-month period ended June 30, 2025, G&A expenses totaled $35,342, down from $36,772 for the same period in 2024. The year-over-year decrease is attributable to nonrecurring legal costs in 2024. However, the Company continued to incur higher ongoing compliance-related expenses in 2025, including audit and legal fees, and costs associated with SEC filings and public reporting obligations.

We expect these compliance costs to remain a recurring and significant component of our operating expenses for as long as the Company maintains its status as a public reporting entity.

Other Expense

Other expenses primarily include state license and filing fees, minimum franchise or excise taxes, and net interest expense.

For the three months ended June 30, 2025, total other expenses were $5,650, up from $4,694 in the same period in 2024. The increase is largely attributable to a $700 rise in state filing fees, which reflects a shift in timing—these fees were incurred in the first quarter of 2024 but in the second quarter of 2025.

Net interest expense also rose to $4,750 in the second quarter of 2025 from $4,417 in the same quarter of 2024, consistent with higher borrowings used to support ongoing administrative activities.

For the six months ended June 30, 2025, total other expense was $11,125, a slight increase from $10,300 for the corresponding period in 2024. This change was primarily driven by an increase in net interest expense, which rose to $9,325 from $8,423 in the prior-year period. The increase reflects a higher level of outstanding debt during the current period.

Outlook

As of June 30, 2025, the Company continues to operate without revenue from core business operations. Our near-term focus remains on maintaining full compliance with public company regulatory requirements while actively evaluating strategic opportunities to deploy capital and grow the business.

Operating Expenses

We expect general and administrative expenses to remain elevated throughout the remainder of 2025, driven primarily by recurring professional fees, legal and audit costs, and other regulatory compliance obligations. These costs are expected to persist so long as the Company maintains its public reporting status.

Interest and Financing Outlook

Interest expense may increase modestly over the remainder of 2025 if additional borrowings are required to support operations. Management is currently evaluating various financing options to ensure adequate liquidity and to support near-term obligations.

Strategic Direction

The Company remains in an administrative and planning phase. Management is actively pursuing and assessing a range of strategic alternatives, including potential business combinations, asset acquisitions, or other transactions that may enhance long-term shareholder value. However, there is no assurance that any such opportunities will be identified or successfully completed.

In the interim, we remain focused on prudent cost management, disciplined use of capital, and building a strong administrative foundation. We believe this approach will enable the Company to respond quickly and effectively should a viable strategic opportunity arise.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of June 30, 2025, we had cash and cash equivalents of $3,277 and a working capital deficit of $34,022, excluding the related party debt principal. With the related party debt, we had a working capital deficit of $199,022.

Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2025.

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

During the three and six months ended June 30, 2024 and June 30, 2025 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

Additions	—	665	25,000	3,910
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2025	$30,000	$7,978	$135,000	$23,086

Additions	—	765	—	3,985
Cash Payments	(—)	(—)	(—)	(—)

Balance June 30, 2025	$30,000	$8,743	$135,000	$27,071

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of June 30, 2025, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: August 8, 2025

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer