Form 10-Q
period 2025-09-30
RIDGEFIELD ACQUISITION CORP
filed 2025-11-07
CIK 812152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 27,860,773 shares of common stock issued and outstanding.

RIDGEFIELD ACQUISITION CORP.

FORM 10-Q

i

PART I:      FINANCIAL INFORMATION

Item 1.         Financial Statements

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	18,041	16,949
Prepaid Expenses	$—	$500

TOTAL ASSETS	$18,041	$17,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,681	$3,515
Related party note and interest payable	230,998	166,489

TOTAL LIABILITIES	242,679	170,004

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares; issued - none	—	—
Common stock, $.001 par value; authorized - 30,000,000 shares; issued and outstanding – 27,860,773 on September 30, 2025 and December 31, 2024	27,861	27,861
Additional paid-in capital	1,939,819	1,939,819
Accumulated deficit	(2,192,318)	(2,120,235)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(224,638)	(152,555)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$18,041	$17,449

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative expenses	$(19,883)	$(7,741)	$(55,225)	$(44,513)

Total Operating Expenses	(19,883)	(7,741)	(55,225)	(44,513)

OPERATING LOSS	(19,883)	(7,741)	(55,225)	(44,513)

OTHER EXPENSE
Other expense	(549)	(200)	(2,349)	(2,077)
Interest expense	(5,184)	(4,961)	(14,509)	(13,384)

Total Other Expense	(5,733)	(5,161)	(16,858)	(15,461)

NET LOSS	$(25,616)	$(12,902)	$(72,083)	$(59,974)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Dilutive	27,860,773	27,860,773	27,860,773	17,550,554

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2023	2,860,773	$2,861	$1,914,819	$(2,052,683)	$(135,003)

Net loss	—	—	—	(28,299)	(28,299)

Balance, March 31, 2024	2,860,773	$2,861	$1,914,819	$(2,080,982)	$(163,302)

Issuance of common stock	25,000,000	25,000	25,000	—	50,000

Net loss	—	—	—	(18,773)	(18,773)

Balance, June 30, 2024	27,860,773	$27,861	$1,939,819	$(2,099,755)	$(132,075)

Net loss	—	—	—	(12,902)	(12,902)

Balance, September 30, 2024	27,860,773	$27,861	$1,939,819	$(2,112,657)	$(144,977)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2024	27,860,773	$27,861	$1,939,819	$(2,120,235)	$(152,555)

Net loss	—	—	—	(33,555)	(33,555)

Balance, March 31, 2025	27,860,773	$27,861	$1,939,819	$(2,153,790)	$(186,110)

Net loss	—	—	—	(12,912)	(12,912)

Balance, June 30, 2025	27,860,773	$27,861	$1,939,819	$(2,166,702)	$(199,022)

Net loss	—	—	—	(25,616)	(25,616)

Balance, September 30, 2025	27,860,773	$27,861	$1,939,819	$(2,192,318)	$(224,638)

See accompanying notes to these unaudited consolidated financial statements.

RIDGEFIELD ACQUISITION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(72,083)	$(59,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	500	(2,200)
Increase (Decrease) in accounts payable and accrued expenses	8,166	(16,395)
Increase in accrued interest – related party	14,509	13,371
Net cash used in operating activities	$(48,908)	$(65,198)

FINANCING ACTIVITIES
Issuance of common stock	—	50,000
Proceeds from related party note payable	50,000	10,000

Net cash provided by financing activities	$50,000	$60,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,092	(5,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,949	24,415

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,041	$19,217

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$13
Cash paid for income taxes	$—	$—

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

GOING CONCERN AND LIQUIDITY

The Company has an accumulated deficit balance as of September 30, 2025 and net loss during the three and nine months ended September 30, 2025. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2025.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements that were filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

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

NOTE 2 – PENDING CORPORATE TRANSACTIONS

On September 15, 2025, the Company’s Board of Directors, and shareholders holding a majority of the Company’s outstanding voting power, acting by written consent in lieu of a meeting of shareholders, approved the following transactions:

●	An amendment of the Company’s Articles of Incorporation pursuant to which the issued and outstanding shares of common stock of the Company will be subject to a 1-for-10,000 reverse stock split in which every 10,000 shares will become one share. No fractional shares will be issued in the reverse split to any shareholder holding fewer than 10,000 shares of common stock immediately prior to the split; instead, those holders will receive a cash payment of $0.02 for each outstanding share of common stock they hold immediately before the split, representing the fair market value of such shares as determined by the Board of Directors of the Company; and
●	A second amendment of the Company’s Articles of Incorporation, to become effective immediately after the filing of the first amendment, pursuant to which the outstanding shares of the Company, after giving effect to the reverse split and payment in lieu of fractional shares, will be subject to a 10,000-for-1 forward stock split, pursuant to which each share of common stock outstanding following consummation of the Reverse Split will be converted back into 10,000 shares of common stock, and the authorized capital stock of the Company will be increased to 75,000,000 of which 70,000,000 will be common stock and 5,000,000 will be preferred stock.

The purpose of this transaction is to reduce the number of record holders of the Company’s Common Stock to enable the Company to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934 and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company intends to deregister to reduce the Company’s administrative and accounting costs associated with being a public reporting company, and to enable holders of less than 10,000 shares of common stock prior to the reverse split to receive the fair market value of their shares in cash when they would otherwise have difficulty selling such shares due to the illiquid market for the Company’s shares. The Company expects to complete the transaction in the fourth quarter of 2025.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

During the three and nine months ended September 30, 2024 and September 30, 2025 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

Additions	—	1,240	—	3,721
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2024	$30,000	$8,154	$110,000	$18,128

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

Additions	—	665	25,000	3,910
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2025	$30,000	$7,978	$135,000	$23,086

Additions	—	765	—	3,985
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2025	$30,000	$8,743	$135,000	$27,071

Additions	—	780	25,000	4,404
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2025	$30,000	$9,523	$160,000	$31,475

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that there have been no events that have occurred that would require adjustments to the financial statements or related disclosure.

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

Since July 2000, the Company has suspended all operations, except for necessary administrative matters relating to the timely filing of periodic reports as required by the Exchange Act. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act. Accordingly, during the three months and nine months ended September 30, 2025 and 2024 we earned no revenues.

Our principal executive office is located at 3827 S Carson St, Unit 505-25 PMB 1078, Carson City, NV 89701 and the telephone number is (805) 484-8855. Our website address is www.ridgefieldacquisition.com. None of the information on our website is part of this Form 10-Q.

Pending Corporate Transactions

On September 15, 2025, the Company’s Board of Directors, and shareholders holding a majority of the Company’s outstanding voting power, acting by written consent in lieu of a meeting of shareholders, approved the following transactions:

●	An amendment of the Company’s Articles of Incorporation pursuant to which the issued and outstanding shares of common stock of the Company will be subject to a 1-for-10,000 reverse stock split in which every 10,000 shares will become one share. No fractional shares will be issued in the reverse split to any shareholder holding fewer than 10,000 shares of common stock immediately prior to the split; instead, those holders will receive a cash payment of $0.02 for each outstanding share of common stock they hold immediately before the split, representing the fair market value of such shares as determined by the Board of Directors of the Company; and
●	A second amendment of the Company’s Articles of Incorporation, to become effective immediately after the filing of the first amendment, pursuant to which the outstanding shares of the Company, after giving effect to the reverse split and payment in lieu of fractional shares, will be subject to a 10,000-for-1 forward stock split, pursuant to which each share of common stock outstanding following consummation of the Reverse Split will be converted back into 10,000 shares of common stock, and the authorized capital stock of the Company will be increased to 75,000,000 of which 70,000,000 will be common stock and 5,000,000 will be preferred stock.

The purpose of this transaction is to reduce the number of record holders of the Company’s Common Stock to enable the Company to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934 and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company intends to deregister to reduce the Company’s administrative and accounting costs associated with being a public reporting company, and to enable holders of less than 10,000 shares of common stock prior to the reverse split to receive the fair market value of their shares in cash when they would otherwise have difficulty selling such shares due to the illiquid market for the Company’s shares. The Company expects to complete the transaction in the fourth quarter of 2025.

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

Results of Operations

Revenues and Net Loss

For the three and nine months ended September 30, 2025 and 2024, the Company did not generate revenues from operations. As a result, our operating results primarily reflect expenses related to maintaining public company status and pursuing potential business opportunities.

The Company recorded a net loss of $25,616 for the three months ended September 30, 2025, compared with a net loss of $12,902 for the same period in 2024. The increase in net loss primarily reflects higher general and administrative expenses during 2025, driven by legal and professional fees incurred in connection with the Reverse Stock Split.

For the nine months ended September 30, 2025, the Company reported a net loss of $72,083, compared to $59,974 for the corresponding period in 2024. The year-to-date increase was likewise attributable to higher professional service costs and regulatory compliance expenses associated with the Reverse Split and other corporate activities.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist mainly of professional fees, service charges, office expenses, and other administrative costs necessary to support compliance with SEC reporting and other regulatory requirements.

G&A expenses totaled $19,883 for the three months ended September 30, 2025, compared with $7,741 in the same period of 2024. The increase reflects higher legal costs related to the Reverse Split and elevated administrative expenses associated with maintaining public company obligations.

For the nine-month period ended September 30, 2025, G&A expenses were $55,225, compared to $44,513 for the prior-year period. The year-over-year increase was primarily due to legal and professional fees incurred in connection with the Reverse Split. Although the 2024 period also included certain legal costs related to the sale of unregistered shares, the Company continues to experience higher recurring audit, legal, and filing expenses in 2025 due to its ongoing compliance requirements.

Management continues to seek cost efficiencies, but expects these compliance-related costs to remain a significant and recurring component of operating expenses as long as the Company retains its public reporting status. The Reverse Split is anticipated to help reduce future administrative costs and potential liabilities associated with maintaining a large shareholder base.

Other Expense

Other expenses primarily consist of state license and filing fees, minimum franchise and excise taxes, and net interest expense.

For the three months ended September 30, 2025, other expenses totaled $549, compared with $200 in the same period of 2024. The increase was mainly due to filing fees paid to the Financial Industry Regulatory Authority (“FINRA”) in connection with the Reverse Split.

Net interest expense was $5,184 for the three-month period ended September 30, 2025, slightly higher than $4,961 in the same period of 2024, reflecting modestly higher borrowings used to fund administrative activities.

For the nine months ended September 30, 2025, total other expenses were $16,858, compared with $15,461 for the corresponding 2024 period. The increase was largely attributable to higher interest expense, which rose to $14,509 from $13,384 in the prior year, reflecting greater outstanding debt during the current year and additional FINRA filing fees related to the Reverse Split.

Summary

The Company continues to operate without revenue-generating activities, and its operating results primarily reflect costs associated with maintaining regulatory compliance and exploring strategic alternatives. Management remains focused on cost discipline and prudent use of capital while evaluating potential merger or acquisition opportunities that could enhance long-term shareholder value.

Outlook

As of September 30, 2025, the Company continues to operate without revenue from core business operations. Our near-term focus remains on maintaining full compliance with public company regulatory requirements while actively evaluating strategic opportunities to deploy capital and grow the business.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, loans and the issuance of common stock. As of September 30, 2025, we had cash and cash equivalents of $18,041 and a working capital deficit of $34,638, excluding the related party debt principal. With the related party debt, we had a working capital deficit of $224,638. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2025.

Historically, the Company satisfied its working capital needs from related party loans, primarily from Steven N. Bronson, the Chairman, President, CEO, and majority shareholder, as well as entities that he controls.

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

During the three and nine months ended September 30, 2024 and September 30, 2025 the following amounts were payable under all loans:

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest

Balance December 31, 2023	$30,000	$4,858	$100,000	$8,053

Additions	—	969	—	3,037
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2024	$30,000	$5,827	$100,000	$11,090

Additions	—	1,087	10,000	3,317
Cash Payments	(—)	(—)	(—)	(—)
Balance June 30, 2024	$30,000	$6,914	$110,000	$14,407

Additions	—	1,240	—	3,721
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2024	$30,000	$8,154	$110,000	$18,128

	Note Payable to		Note Payable to
	Steven N. Bronson		Qualstar Corporation
	Principal	Interest	Principal	Interest
Balance December 31, 2024	$30,000	$7,313	$110,000	$19,176

Additions	—	665	25,000	3,910
Cash Payments	(—)	(—)	(—)	(—)
Balance March 31, 2025	$30,000	$7,978	$135,000	$23,086

Additions	—	765	—	3,985
Cash Payments	(—)	(—)	(—)	(—)

Balance March 31, 2025	$30,000	$8,743	$135,000	$27,071

Additions	—	780	25,000	4,404
Cash Payments	(—)	(—)	(—)	(—)
Balance September 30, 2025	$30,000	$9,523	$160,000	$31,475

The Company’s near-term liquidity needs are expected to consist primarily of legal, accounting, and regulatory compliance expenses required to maintain its status as a public reporting company. Management believes that existing cash resources, together with continued access to related-party financing, will be sufficient to meet operating needs for the foreseeable future. However, these resources are not expected to provide the capital necessary to fund an acquisition or business combination.

The Company’s ability to continue as a going concern depends upon its capacity to obtain additional funding and, ultimately, to complete a successful merger or acquisition transaction. Management is actively evaluating financing alternatives and potential business opportunities that could strengthen the Company’s financial position and enhance shareholder value.

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

Our management, with the participation of our President and Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer has concluded that as of September 30, 2025, our disclosure controls and procedures were not designed to be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: November 7, 2025

RIDGEFIELD ACQUISITION CORP.,
a Nevada corporation

By:	/s/ Steven N. Bronson
Steven N. Bronson, President and Chief Executive Officer
Principal Executive Officer, Principal
Financial Officer and as the
Registrant’s duly authorized officer